Form 10-K
period 1996-06-30
FOOD CONCEPTS INC
filed 1996-11-21
CIK 703901

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
               UNDER REPORT UNDER SECTION 13 or 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

   For the Fiscal Year Ended: June 30, 1996      Commission File No.
                                                     2-78287-NY

                         FOOD CONCEPTS, INC.
   exact name of registrant as specified in its charter

             NEVADA                                   13-3124057
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

                            6601 Lyons Road
                               Suite C-12
                      Coconut Creek, Florida 33073
                (address of principal executive office)

   Registrant's telephone number, including area code:(954) 420-0882

   Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past ninety days and in addition, has filed the most recent annual report required to be filed.
   Yes [x]   No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check marks whether the registrant has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes [ ]   No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $.0001 par value,             3,894,744
        (Title of Class)              (Shares outstanding at
                                          June 30, 1996)

   ITEM 1.  BUSINESS

   General

        Food Concepts, Inc., the Company, formerly known as Granite, Ltd. and then Savon Coffee, Inc. was incorporated under the law of the State of Nevada on June 16, 1982.

        The Company was founded to provide gourmet and specialty coffees to consumers. Food Concepts is a roaster, packer and seller of roasted coffees and produces over 70 flavored coffees. It distributes it's products through sales representatives advertising specialty companies and the United States Army. In addition, the Company sells orders obtained directly from customers such as restaurants, coffee houses and retailers.

        The Company has approximately 700 accounts and a market that is very diversified.

        The Company purchases its coffee beans through coffee importers and agents. The principal sources for such raw materials are South America, Central America and Africa as well as any other areas where coffee beans are grown and exported. It is the Company's opinion that sources of raw materials while their prices do fluctuate are plentiful on the world market.

        Food Concepts owns the registered intellectual property right charters listed as follows:

        "Coffee Lovers Six Pack" (registered mark number
   151,553,926, said mark having been registered with United States Patent Office and the mark was issued on August 29, 1989 and is valid for 20 years).

        "Coffee Lovers Coffee" (registered mark number 1,673566 registered in the United States Patent Office and issued on January 28, 1992 and valid for 10 years).

        The above marks have been registered in applicable states where necessary.


   ITEM 2. PROPERTIES

        The Company presently leases 6800 square feet of warehouse and office space at 6601 Lyons Road, Suite C-12, Coconut Creek, Florida 33073. The term of said lease is for five years and two months commencing the 12th day of February, 1996. The rent for the first 26 months is fixed and the remaining 36 months is subject to a formula which is provided in the lease.

   ITEM 3. LEGAL PROCEEDINGS

        Coffee House Holding Company has filed a law suit against Savon Coffee in the amount of $7,524 plus a percentage of gross profit for not fulfilling an agreement to purchase coffee exclusively from Coffee House Holding. The Company expects to be successful in this matter.

        The Company has commenced an action in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida bearing docket number 96-09431-11 entitled Food Concepts, Inc. vs. Lasorda's Dug Out, Inc., a Florida corporation, et al. The Company is seeking damages in the amount of $200,000. The Company expects to be successful in this matter.


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.


                                PART II

   ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

        On October 25, 1995 Granite, Ltd. the predecessor of Food Concepts, Inc. acquired all of the outstanding stock of Savon Coffee, Inc. for 20,000,000 shares of Granite common stock $.0001 par value which was subsequently reverse split one for ten leaving 2,000,000 shares $.001 par value which then constituted approximately 85.6 percent of the corporation Granite reserved or issued outstanding securities in consideration for the conveyance of all shares of Savon stock which then constituted 100 percent of Savon's authorized issued and outstanding securities. In conjunction therewith the Certificate of Incorporation of Granite was amended affecting a one for ten reverse split of the corporations common stock $.0001 par value (converting the 50,000,000 shares then authorized into 5,000,000 shares, $.001 par value, and the 3,327,300 then outstanding into 332,700 shares, $.0001 par value, followed by an increase in the resulting authorized capitalization of Granite from 5,000,000 shares, $.0001 par value to 20,000,000, $0001 par value. Subsequent thereto the name of the Company was changed from Granite, Ltd. to Savon Coffee, Inc. a Nevada corporation and said Savon subsequently had its name changed to Food Concepts, Inc. a Nevada corporation on March 26, 1996. The common stock and warrants are traded in the over the counter market on a National Association of Security Dealers Automatic Quotation System (NASDAQ). There is no other established market for the Company's securities. The following table sets forth the range of high and low bid prices for the Company's common stock as quoted by NASDAQ. These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

                                 SHARES OVER THE COUNTER

                                 BID                 OFFER
   Quarter Ending                High 1 cent         1 cent
   June 30, 1995                 Low 1 cent          1 cent

   Quarter Ending                High 1 cent         1 cent
   October 31, 1995              Low 1 cent          1 cent

   Quarter Ending                High $1.00          $1.125
   February 28, 1996             Low 75 cents        $1.00

   Quarter Ending                High .968 cents     .9375 cents
   June 30, 1996                 Low .85 cents       .83 cents

   Number of Shareholders   -    374
   Dividends                -    None

        As of June 30, 1996 there were in excess of 350 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.


   ITEM 6.  SELECTED FINANCIAL DATA

   Operating Income                                  $(74,896.00)
   Income from Continuing Operations                 $(74,896.00)
   Total Income                                      $(95,482.00)
   Loss per Share                                    $(.041)
   Total Assets                                      $340,332.00
   Current Liabilities                               $198,523.00
   Long Term Obligations                             $        -0-
   Dividends                                         $        -0-

   ITEM 7.   MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
               AS A RESULT OF OPERATIONS.

   Liquidity and capital resources

   OPERATIONS. The Company, Food Concepts, Inc., which evolved from Savon Coffee, Inc. was originally founded by its now president and vice president Herbert Glaubman and Francis Resnick respectively in August of 1986. The Company was originally located at 5197 Northwest 15th Street, Margate, Florida. The Company has maintained various locations from August 1986 through 1993 during which time the Company was a development stage enterprise funded primarily by the founders. On October 27, 1995 the Company by virtue of a reorganization agreement wherein Granite, Ltd., a publicly traded Nevada corporation, acquired Savon Coffee, Inc. which subsequently changed its name to Food Concepts, Inc. became a public company trading its stock on the OTC bulletin board.

        The Company does not presently have any specific plan or arrangement for alternate financing and there is no assurance that any will be available to the Company.

   ACQUISITIONS

        On October 27, 1995, the Company acquired all of the issued and outstanding common stock of Savon Coffee, Inc. whose principal business consists of manufacture and direct sales distributing of Gourmet Coffee, for 20,000,000 shares (pre-split) of common stock.

        On January 1, 1996, the Company acquired all of the issued and outstanding common stock of Palm Beach Gourmet Coffee, Inc., whose principal business is direct sales of Gourmet Coffee, in exchange for 50,000 shares of common stock of the Company.


   ITEM 8.  FINANCIAL DATA

                          FOOD CONCEPTS, INC.
                            AND SUBSIDIARIES

                      AUDITED FINANCIAL STATEMENTS
                             JUNE 30, 1996

                 FOOD CONCEPTS, INC.  AND SUBSIDIARIES




                           TABLE OF CONTENTS


        Report of Certified Public Accountants
          on the Financial Statements                                   6

        Financial Statements

        Consolidated Balance Sheet                                      8
        Consolidated Statement of Operations                            9
        Consolidated Statement of Shareholders, Equity                 10
        Consolidated Statement of Cash Flows                           11
        Notes to Consolidated Financial Statements                12 - 15

   JOEL S. BAUM P.A.

   CERTIFIED PUBLIC ACCOUNTANT                         MEMBER
                            AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                              FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                    AICPA SEC. & PRIVATE COMPANIES DIVISION

                      INDEPENDENT AUDITORS' REPORT


   To the Board of Directors and Stockholders of Food Concepts, Inc. and Subsidiaries


   We have audited the accompanying consolidated balance sheet of Food Concepts, Inc and Subsidiaries as of June 30, 1996 and the related consolidated statement of operations, stockholders, equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Food Concepts, Inc. and Subsidiaries as of June 30, 1996 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

                                 /S/ JOEL BAUM
                                     JOEL BAUM P.A.

   Coral Springs, Florida
   September 1, 1996
          1515 University Drive, Coral Springs, Florida 33071
          N. Broward (305) 752-1712, S. Broward (305) 344-6994

                 FOOD CONCEPTS, INC., AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1996

                                                             1996
                                 ASSETS
   Current Assets
        Cash and Cash Equivalents                         $  (11,201)
        Accounts Receivable                                  127,387
        inventory (Note 1)                                   180,946
        Prepaid Expenses                                         375
             Total Current Assets                            297,507

   Property, Plant & Equipment (Note 2)
      (Net of Accumulated Depreciation of $27,221)            36,165

        Other Assets
        Refundable Deposits                                    6,660

             Total Assets                                    340,332

                  LIABILITIES and SHAREHOLDERS' EQUITY
   Current Liabilities
        Accounts Payable                                   $ 134,988
        Accrued Expenses                                      11,743
        Notes Payable - Short-Term (Note 3)                   51,792
             Total Current Liabilities                       198,523

        Shareholders' Equity
        Common Stock - $.001 par value;
        authorized 20,000,000; issued and
        outstanding - 3,894,744 shares at
        June 30, 1996                                          3,895

        Additional Pain-In-Capital                           895,219

        Accumulative Deficit                                (757,305)

        Total Shareholders' Equity                           141,809

             Total Liabilities & Shareholders' Equity      $ 340,332


      See Accompanying Notes to consolidated Financial Statements.

                          FOOD CONCEPTS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                        YEAR ENDED JUNE 30, 1996

                                                             1996
   Sales                                                  $ 745,671
   Cost of Sales                                            363,061
   Gross Profit                                             382,610
   Operating Expenses:
        General & Administrative                            457,506
   Loss Before Interest Expense                             (74,896)
   Interest Expense                                          20,586
   Net Loss Before Income Taxes                             (95,482)
   Provision for income Taxes (Note 1)                        - 0 -
   Net Loss                                                $(95,482)

   Loss Per Common Share (Note 1)                             (.041)

   Weighted Average Common Shares outstanding (Note 1)     2,308,900

      See Accompanying Notes to Consolidated Financial Statements.

                 FOOD CONCEPTS, INC.  AND SUBSIDIARIES
             CONSOLIDATE STATEMENT OF SHAREHOLDERS' EQUITY
                             JUNE 30, 1996

                                      ADDITIONAL
                            COMMON    PAID-IN        ACCUMULATED
                            STOCK     CAPITAL        DEFICIT
   Balance June 30, 1996      333     $455,810       $(540,773)

   Additional Stock issued
     For Acquisition of
     Subsidiary
     October 27, 1995       1,900       - 0 -          (74,473)

   Additional Stock Issued
     for Acquisition of
     Subsidiary
     January 1, 1996           50       - 0 -          (46,577)

   Additional Stock Issued
     for S-8 offering
     January 4, 1996          600       - 0 -           - 0 -

   Additional stock Issued
     for S-8 offering
     May 2, 1996              900       - 0 -           - 0 -

   Additional Stock Issued
     For Shareholders'
     Contribution             112      439,409          - 0 -

   Net Loss June 30, 1996     - 0 -     - 0 -          (95,482)

             TOTAL:         3,895     $895,219        (757,305)

      See Accompanying Notes to Consolidated Financial Statements-

                  FOOD CONCEPTS, INC.  AND SUBSIDIARIES
                  CONSOLIDATE STATEMENT OF CASE FLOWS
                             JUNE 30, 1996

                                                          1996
   Cash Flows From Operations:
     Net Income (Loss)                                   (95,482)

   Adjustments to Reconcile Net Income To
     Net Cash Used for Operating Activities:

        Depreciation                                       9,876
        Shareholder Loan Contributed to Capital          (93,534)

   Changes in Assets and Liabilities:

        (Increase) Decrease in Accounts Receivable       (36,660)
        (Increase) Decrease in Loans Receivable            2,390
        (Increase) Decrease in Inventory                (112,959)
     (Increase) Decrease in Other Assets                    (525)
        Increase (Decrease) in Accounts Payable           61,609
        Increase (Decrease) in Accrued Expenses          (48,260)
        Increase (Decrease) in Notes Payable             125,087)
           Net Cash (Used) Provided by operations       (438,632)

   Cash Flows From Investing Activities:

        Purchase of Property, Plant & Equipment           (19,707)
        Issuance of Common Stock                            3,392
        Additional Paid-In Capital generated as a
          result of issuance of Common Stock              454,204

             Net Cash Provided By (Used for)
               investing Activities                       437,859

   Net Increase (Decrease) in Cash                           (773)

   Cash - Beginning of Year                                (10,428)

   Cash - End of Year                                      (11,201)

      See Accompanying Notes to Consolidated Financial Statements.

                  FOOD CONCEPTS, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996

   NOTE 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.   Organization and Business
        Food Concepts, Inc. was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995 the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Reach Gourmet Coffee, Inc. as a wholly owned subsidiary. The principal business of the Company is direct sales distributing of Gourmet Coffee, offering more than seventy coffee blends as well as gift coffee packages, private label coffee and special coffee roasting services.

   B.   Significant Accounting Policies

        Basis of Accounting:
        The Company policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.

        Inventory:
        Inventory is valued at the lower of cost or market determined by the weighted average method.

        Property, Equipment and Depreciation:
        Property and equipment are recorded at cost. The company charges expenditures for additions or major replacements to the asset accounts. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets (5-10 years).

        Income Taxes
        In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

        Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Net Loss Per Common Share:
        Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the year then ended June 30, 1996, the Company's common shares outstanding were 2,308,900.

                  FOOD CONCEPTS, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996


   NOTE 2 -  PROPERTY, PLANT AND EQUIPMENT

                                                     JUNE 30, 1996
             Consists of the Following:

             Equipment                               $ 55,118
             Office Furniture and Equipment             1,235
             Leasehold Improvements                     7,033
                  Total                                63,386
        Less: Accumulated Depreciation                (27,221)

   NOTE 3 -  NOTES PAYABLE

                                                       1996
             Note due to First Union
             secured by inventory and equipment      $ 13,789

             Loan factor                               38,003

             Total Notes Payable                          792

   NOTE 4 -  MAJOR CUSTOMERS

        Major customers include the Christmas Tree Shop and Anron
        Coffee & Tea, Inc.

   NOTE 5 -  LAWSUIT COFFEE HOLDING COMPANY

        Coffee Holding Company has filed a lawsuit against Savon/Coffee in the amount of $7,524 plus a percentage of gross profit for not fulfilling an agreement to purchase coffee exclusively from Coffee Holding Company.

   NOTE 6 -  ACQUISITIONS

        A. On October 27, 1995, the Company acquired all of the issued and outstanding common stock of Savon Coffee, Inc. whose principal business consists of manufacture and direct sales distributing of Gourmet coffee, for 20,000,000 shares (pre-split) of common stock. The acquisition was accounted for under the pooling of interest method and the acquired company activity for the full period reported on is included.

        B. On January 1, 1996, the Company acquired all of the issued and outstanding common stock of Palm Reach Gourmet Coffee, Inc,, whose principal business is direct sales of Gourmet Coffee, in exchange for 50,000 shares of common stock of the Company. The acquisition was accounted for under the pooling of interests method. Under the pooling method the acquired company activity for the full period reported on is included.

                   FOOD CONCEPT, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996

   NOTE 7 -  LEASING ARRANGEMENTS

             Operating Lease

             The Company conducts it operation from facilities that are leased under a five year lease ending April 30, 2001. The lease calls for monthly rent payments starting in February, 1996 of $2,692.00 per month plus a pro-rata share of real property taxes. The Company also has various leases with various expiration dates,

             Future Minimum Lease Payments

             Future minimum lease payments for operating leases at June 30, 1996 are:

             Year Ended                              Operating
             June 30                                 Leases
             1997                                    $ 47,841
             1998                                      50,391
             1999                                      45,663
             2000                                      41,789
             2001                                      30,758

        Total Minimum Payments                       $216,442

   NOTE 8 -  COMMITMENTS AND CONTINGENCIES

             A Subsidiary of the Company has incurred approximately $5,210 plus interest and penalties of unpaid payroll tax liabilities to the Internal Revenue Service. A payment plan of $500 per month has been worked out with the government on the satisfaction of this outstanding liability. It is to begin September 15, 1996.

   NOTE 9 -  DEFERRED

             As discussed in Note 1, the Company has applied the provision of Statement 109. The significant components of deferred income tax expense (benefit) for the year ended June 30, 1996:

                  Current Loss             $ 149,162
                  Valuation Allowance       (149,162)
                                           $     - 0 -

        The valuation allowance has been estimated at 100%.

                  FOOD CONCEPTS, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996

   NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

             Year Ended
             June 30. 1996

             Taxes Paid                    $ 2,239 - Total
             Interest Paid                  20,586 - Total


   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Directors and Executive Officers

        Directors of the Company hold office until the next annual meeting of Stockholders (which is expected to be held in July, 1997) and until their successors have been elected and shall qualify or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's Stockholders, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The directors and officers of the Company are as follows:

   NAME                               TITLE
   Herbert Glaubman
   Director since October 1995        Director, President and CEO

   Francis Glaubman
   Director since October 1995        Director and Secretary

   Harold Strulowitz
   Director since March 1996          Director

        The following information is provided with respect to the directors.

   NAME                               TITLE

   HERBERT GLAUBMAN
   Age 66                        Founder of the Company

   FRANCIS GLAUBMAN
   Age 52                        Co-founder of the Company

   HAROLD STRULOWITZ
   Age 53                        Certified public account and
                                 president of Palm Beach Gourmet

        Officer-Directors do not presently receive compensation for serving on the Board. At present, there are no pension, profit sharing or other forms of deferred compensation presently available to any employee of the Company.

   ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth the aggregate cash compensation paid by the Company during the fiscal year ended
   June 30, 1996 to all executive officers of the Company as a group and to all executive officers of the Company each of whose total cash compensation exceeded $60,000.00 for services in all capacities.

   Name of Individual       Capacities in            Cash
   or Group                 which served             Compensation
   Herbert Glaubman         President and CEO         $       -0-

   Francis Glaubman         Vice President and
                            Secretary                 $55,000.00

   All executive officers
   as a group including
   individuals named above
   (2 persons)                                        $55,000.00

        All executive officers are not covered by the Company's major medical insurance and disability plans. The officers of the Company presently have use of an automobile leased by the Company.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

        The following table sets forth the number and percentage, as of June 30, 1996 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

   Name                     Percentage Owned         Number of
                                                     Shares Owned
   Herbert Glaubman         48.784%                  1,900,000

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

        I. Financial Statements and Schedules

        Report of Independent Certified Public Accountants.

        Consolidated Financial Statements:

        Balance Sheets
        Statements of Operations
        Statements of Changes in Stockholders Equity
        Statements of Cash Flow
        Notes to Financial Statements

        II. Reports on Form 8-K:

        One report on Form 8-K was filed during the second quarter of the fiscal year covered by this report.


                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   FOOD CONCEPTS, INC.                FOOD CONCEPTS, INC.



   BY: /S/ FRANCIS GLAUBMAN           BY: /S/ HERBERT GLAUBMAN
       FRANCIS GLAUBMAN                   HERBERT GLAUBMAN

   Dated: November 20, 1996           Dated: November 20, 1996