Form 10-Q
period 1996-09-30
FOOD CONCEPTS INC
filed 1996-12-17
CIK 703901

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
               UNDER REPORT UNDER SECTION 13 or 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

      For the Period Ended:           Commission File No.
       September 30, 1996                 2-78287-NY

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

 Registrant's telephone number, including area code:(954)420-0882

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
   Yes [ ]   No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $.0001 par value,         5,986,744
        (Title of Class)             (Shares outstanding at
                                       September 30, 1996)

                 FOOD CONCEPTS, INC., AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30 AND JUNE 30,



                                  SEPTEMBER         JUNE
                                    1996              1996
                              ASSETS

   Current Assets
        Cash and Cash Equivalents   $  6,812          $ (11,201)
        Accounts Receivable          165,020            127,387
        Inventory (Note 1)           300,627            180,946
        Prepaid Expenses                 375                375
             Total Current Assets    472,834            297,507

   Property, Plant & Equipment (Note 2)
       (Net of Accumulated
        Depreciation of $27,221)      34,432             36,165

        Other Assets
        Refundable Deposits            6,660              6,660

             Total Assets            513,926            340,332

                  LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts Payable &
           Accrued Expenses         $ 218,140         $ 134,988
      Notes Payable                    12,789            51,792
           Total Current Liabilities  230,929           198,523

Long Term Liabilities
      Note Payable                    125,000              -0-

           Total Liabilities          355,929           198,523

    Shareholders' Equity
      Common Stock - $.001 par value;
      authorized 20,000,000; issued and
      outstanding - 3,894,744 and
      5,986,744 respectively            5,987             3,895

    Additional Paid-in capital        893,128           895,219

    Accumulative Deficit             (741,118)         (757,305)

 Total Shareholders' Equity           157,997           141,809

 Total Liabilities &
       Shareholders' Equity         $ 513,926         $ 340,332


   See Accompanying Notes to consolidated Financial Statements.

                          FOOD CONCEPTS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                      1996             1995
   Revenue                            $ 153,839        $ - 0 -
   Cost of Sales                        138,905          - 0 -
   Gross Margin                         185,818          - 0 -
   General & Administrative Expenses    194,884          - 0 -

   Net Income                            16,188          - 0 -
   Earnings Per Share                     (.003)           NIL

   Weighted Average Shares outstanding  4,940,744     3,327,300

   See Accompanying Notes to Consolidated Financial Statements.

                  FOOD CONCEPTS, INC.  AND SUBSIDIARIES
                  CONSOLIDATE STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                            1996              1995
   Cash Flows From Operations:
     Net Income                             $ 16,188          $ - 0 -

   Adjustments to Reconcile Net Income To
     Net Cash Used for Operating Activities:
        Depreciation                           2,855            - 0 -
        (Increase) Decrease in
             Accounts Receivable             (37,634)           - 0 -
        (Increase) Decrease in Inventory    (119,681)           - 0 -
        Increase in Accounts Payable
             /Accrued Expenses                71,409            - 0 -
        Increase in Notes Payable             85,997            - 0 -
        Net Cash (Used) for Operations        19,134            - 0 -

   Cash Flows From Financing Activities:      (1,121)           - 0 -

   Net Increase (Decrease) in Cash            18,013            - 0 -

   Cash - Beginning of Year                  (11,201)            13

   Cash - End of Year                          6,812             13

    See Accompanying Notes to Consolidated Financial Statements.

                  FOOD CONCEPTS, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996

   NOTE 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.   Organization and Business
        Food Concepts, Inc. was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995 the Company reorganized and acquired Savon Coffee, Inc., as a wholly owned subsidiary. On
        January 1, 1996, the Company acquired Palm Reach Gourmet Coffee, Inc. as a wholly owned subsidiary. The principal business of the Company is direct sales distributing of Gourmet Coffee, offering more than seventy coffee blends as well as gift coffee packages, private label coffee and special coffee roasting services.

   B.   Significant Accounting Policies

        Basis of Presentation:
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal reoccurring accruals) considered necessary for a fair presentation have been included. Operation results for the three month period ended
        September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

                  FOOD CONCEPTS, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996


   NOTE 2 -  PROPERTY, PLANT AND EQUIPMENT

                                                    JUNE 30, 1996
             Consists of the Following:

             Equipment                              $ 55,118
             Office Furniture and Equipment            1,235
             Leasehold Improvements                    7,033
                  Total                               63,386
        Less: Accumulated Depreciation               (27,221)
                                                    $ 36,165

   NOTE 3 -  NOTES PAYABLE

                                                     1996
             Note due to First Union
             secured by inventory and equipment      $ 13,789

             Loan factor                               38,003

             Total Notes Payable                       51,792

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