Form 10-Q
period 1996-12-31
FOOD CONCEPTS INC
filed 1997-03-04
CIK 703901

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
               UNDER REPORT UNDER SECTION 13 or 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

      For the Period Ended:           Commission File No.
        December 31, 1996                 2-78287-NY

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
   Yes [ ]   No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $.0001 par value,         12,911,744
        (Title of Class)             (Shares outstanding at
                                         December 31, 1996)

                 FOOD CONCEPTS, INC., AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                    DECEMBER 31 AND JUNE 30,



                                    DECEMBER         JUNE
                                     1996              1996
                              ASSETS

   Current Assets
        Cash and Cash Equivalents   $(34,086)       $  (11,201)
        Accounts Receivable          217,130            127,387
        Inventory (Note 1)           252,158            180,946
        Prepaid Expenses                   0                375
             Total Current Assets    435,562            297,507

   Property, Plant & Equipment (Note 2)
       (Net of Accumulated
        Depreciation of $32,881)      31,627             36,165

        Other Assets
        Refundable Deposits            6,660              6,660

             Total Assets            473,849            340,332

                  LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts Payable &
           Accrued Expenses         $ 153,883         $ 134,988
      Notes Payable                    14,259            51,792
           Total Current Liabilities  168,142           198,523

Long Term Liabilities
      Note Payable                    128,330              -0-

           Total Liabilities          296,472           198,523

    Shareholders' Equity
      Common Stock - $.001 par value;
      authorized 20,000,000; issued and
      outstanding - 3,894,744 and
      12,911,744 respectively          12,912             3,895

    Additional Paid-in capital        886,203           895,219

    Accumulative Deficit             (721,738)         (757,305)

 Total Shareholders' Equity           177,377           141,809

 Total Liabilities &
       Shareholders' Equity         $ 473,849         $ 340,332


   See Accompanying Notes to consolidated Financial Statements.

                          FOOD CONCEPTS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE SIX MONTHS ENDED DECEMBER 31,


                                        1996            1995


   Revenue                            $ 670,972        $ 465,256
   Cost of Sales                        273,641          236,001
   Gross Margin                         397,331          229,255
   General & Administrative Expenses    361,764          208,120

   Net Income                            35,567           21,135
   Earnings Per Share                      .004             .008

   Weighted Average Shares outstanding  8,403,244      3,327,300

   See Accompanying Notes to Consolidated Financial Statements.

                  FOOD CONCEPTS, INC.  AND SUBSIDIARIES
                  CONSOLIDATE STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED DECEMBER 30,


                                          1996
   Cash Flows From Operations:
     Net Income                           $ 35,567

   Adjustments to Reconcile Net Income To
     Net Cash Used for Operating Activities:
        Depreciation           ,             5,660
        (Increase) Decrease in
             Accounts Receivable           (89,743)
        (Increase) Decrease in Inventory   (71,572)
        Increase in Accounts Payable
             /Accrued Expenses               7,152
        Decrease in Prepaid Expenses           375
        Increase in Notes Payable           90,797
         Net Cash (Used) for Operations    (21,764)

   Cash Flows From Financing Activities:    (1,121)

   Net Increase (Decrease) in Cash         (22,885)

   Cash - Beginning of Year                (11,201)

   Cash - End of Year                      (34,086)

    See Accompanying Notes to Consolidated Financial Statements.

                  FOOD CONCEPTS, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996

   NOTE 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING                     POLICIES

   A.   Organization and Business
        Food Concepts, Inc. was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995 the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On
        January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. The principal business of the Company is direct sales distributing of Gourmet Coffee, offering more than seventy coffee blends as well as gift coffee packages, private label coffee and special coffee roasting services.

   B.   Significant Accounting Policies

        Basis of Presentation:
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal reoccurring accruals) considered necessary for a fair presentation have been included. Operation results for the six month period ended Decemmber 31, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

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