Form 10-Q/A
period 1996-09-30
FOOD CONCEPTS INC
filed 1997-03-18
CIK 703901

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

                         INDEX TO EXHIBIT



FINANCIAL DATA FOR 3 MONTH PERIOD
        ENDED SEPTEMBER 30, 1996 AND
        FOR FISCAL YEAR ENDED JUNE 30, 1996






<PAGE 2>
                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   FOOD CONCEPTS, INC.                FOOD CONCEPTS, INC.



   BY: /S/ FRANCIS GLAUBMAN           BY: /S/ HERBERT GLAUBMAN
       FRANCIS GLAUBMAN                   HERBERT GLAUBMAN

   Dated: JANUARY 6, 1996           Dated: JANUARY 6, 1996