Form 10-Q
period 1997-03-31
FOOD CONCEPTS INC
filed 1997-09-02
CIK 703901

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Period Ended                                Commission File No.
 MARCH 31, 1997                                         2-78287-NY

                            FOOD CONCEPTS, INC.
            (Exact name of Registrant as Specified in its Charter)

                  NEVADA                               13-3124057
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)

           6601 Lyons Road, Suite C-12, Coconut Creek, Fl     33073
               (Address of Principal Executive Offices)      Zip Code

     Registrant's telephone number, including area code: (954) 420-0882

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months(or for shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      x          No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check marks whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes                  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value,                      16,646,744
     (Title of Class)                (Shares outstanding at March 31, 1997)

                            FOOD CONCEPTS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1997

     The Company completed a reorganization on October 27, 1995 and filed an 8K which is hereby included by referenced thereto. An amended 8K was filed on June 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's current assets are $328,346 as compared to current liabilities of $97,184. The Company is fully operational and operating profitably. Additional capital is currently being sought to increase the Company's operating capacity.

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                    See 8K-A filed June 26, 1997

Item 2       Changes in Securities                None

Item 3       Defaults Upon Senior Securities      None

Item 4       Submission of Matters to             None
             Vote of Securities Holders

Item 5       Other Information                    None

Item 6       Exhibits and Reports on Form 8-K     8K-A filed June 26, 1997

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   FOOD CONCEPTS, INC.
                                   Registrant


                                   By: /s/ Herb Glaubman
                                           Herbert Glaubman, President
Dated:    June 11, 1997