Form 10-K/A
period 1996-06-30
FOOD CONCEPTS INC
filed 1997-09-04
CIK 703901

FORM 10-K/A

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

                               6601 Lyons Road
                                 Suite C-12
                        Coconut Creek, Florida 33073
                   address of principal executive office

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

     The Company has approximately 700 accounts and a market that is very diversified. Two customers account for more than 10 percent of the Company's present revenues. They are Christmas Tree Shop and Anron Coffee and Tea, Inc.

     The Company purchases its coffee beans through coffee importers and agents. The principal sources for such raw materials are South America, Central America and Africa as well as any other areas where coffee beans are grown and exported. It is the Company's opinion that sources of raw materials while their prices do fluctuate are plentiful on the world market. The Company faces a great deal of competition within this area especially over the last three years due to the immense growth of the coffee market of wholesale and retail.

     The Company however has been able to compete successfully by offering very competitive prices and service to its customers.

     The Company presently employs seven individuals, two in management, one clerical and four warehouse personnel. The Company considers their labor relations to be excellent and none of the persons presently employed are represented by organized labor.

     Food Concepts owns the registered intellectual property right charters listed as follows:

     "Coffee Lovers Six Pack" (registered mark number 151,553,926, said mark having been registered with United States Patent Office and the mark was issued on August 29, 1989 and is valid for 20 years).

     "Coffee Lovers Coffee" (registered mark number 1,673566 registered in the United States Patent Office and issued on January 28, 1992 and valid for 10 year
s).

     The above marks have been registered in applicable states where necessary.


Item 2. PROPERTIES

     The Company presently leases 6800 square feet of warehouse and office space at 6601 Lyons Road, Suite C-12, Coconut Creek, Florida 33073. The term of said lease is for five years and two months commencing the 12th day of February, 1996. The rent for the first 26 months is fixed and the remaining 36 months is subject to a formula which is provided in the lease. Included within the warehouse facilities are coffee roasters and packaging equipment to prepackage and customize the packaging seventy flavored coffees.


Item 3. LEGAL PROCEEDINGS

     Coffee House Holding Company has filed a law suit against Savon Coffee in the amount of $7,524 plus a percentage of gross profit for not fulfilling an agreement to purchase coffee exclusively from Coffee House Holding. This action was instituted against Savon Coffee, Inc. on March 16, 1994 in the Supreme Court of the State of New York, County of Kings, for not fulfilling an agreement to purchase coffee exclusively from Coffee Holding Company. The Company expects to be successful in this matter.

     On July 3, 1996, the Company commenced an action in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida bearing docket number 96-09431-11 entitled Food Concepts, Inc. vs. Lasorda's Dug Out, Inc., a Florida corporation, et al. The Company is seeking damages in the amount of $200,000 resulting from the non payment of outstanding loans and other payments assigned to the Company under the rights of an oral contract. The Company expects to be successful in this matter.


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

ITEM 6.  SELECTED FINANCIAL DATA

Operating Income                         $(74,896.00)
Income from Continuing Operations        $(74,896.00)
Total Income                             $(95,482.00)
Loss per Share                           $     (.041)
Total Assets                             $340,332.00
Current Liabilities                      $198,523.00
Long Term Obligations                    $       -0-
Dividends                                $       -0-



ITEM 7. MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AS A RESULT OF OPERATIONS.

Liquidity and capital resources

OPERATIONS. The operating entities of the company, Savon Coffee, Inc. and Palm Beach Coffee, Inc., represents 100 percent of the total revenue of the Company with Savon contributing 80 percent and Palm Beach 20 percent. The cost of operating both companies is similar and neither one results in any disparate expense to the Company. The Company, Food Concepts, Inc., which evolved from Savon Coffee, Inc. was originally founded by its now president and vice president Herbert Glaubman and Francis Resnick respectively in August of 1986. The Company was originally located at 5197 Northwest 15th Street, Margate, Florida. The Company has maintained various locations from August 1986 through 1993 during which time the Company was a development stage enterprise funded primarily by the founders. On October 27, 1995 the Company by virtue of a reorganization agreement wherein Granite, Ltd., a publically traded Nevada corporation, acquired Savon Coffee, Inc. which subsequently changed its name to Food Concepts, Inc. became a public company trading its stock on the OTC bulletin board.

     The Company does not presently have any specific plan or arrangement for alternate financing and there is no assurance that any will be available to the Company. The Company is presently indebted to the First Union Bank in the approximate amount of $14,000. Said note is secured by the inventory and equipment of the Company. The Company does not now have any specific need to arrange for additional credit lines.

     Due to the nature of the Company's business, a large amount of inventory is necessary. The Company presently roasts and ships approximately 70 different types of flavored coffees. This in and of itself necessitates a large inventory. In addition, substantial inventory is also necessary as the Company is dependent upon foreign growers for coffee beans. Management sees no detriment to the maintaining of a large inventory as it pertains to their cash flow and working capital.

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


ITEM 8. SELECTED FINANCIAL DATA

         See Item 14 herein.


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

Name of Individual            Capacities in            Cash
or Group                      which served             Compensation

Herbert Glaubman              President and CEO        $-0-

Francis Glaubman              Vice President and
                              Secretary                $55,000.00

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

     I. Financial Statements and Schedules

     Report of Independent Certified Public Accountants.

     Consolidated Financial Statements:

     Balance Sheets
     Statements of Operations
     Statements of Changes in Stockholders Equity
     Statements of Cash Flow
     Notes to Financial Statements

                               FOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                              JUNE 30, 1996 AND 1995

                             Joel Baum & Company, P.A.
                           Certified Public Accountant
                       1515 University Drive  - Suite 209
                           Coral Springs, Florida 33071


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Food Concepts, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Food Concepts, Inc and Subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 1996 and six months ended June 30, 1995. We have also audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Food Concepts, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of its operations and cash flows for the year ended June 30, 1996, the six months June 30, 1995, and the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.




/s/ Joel Baum

Coral Springs, Florida
September 1, 1996

                      FOOD CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1996 and 1995

                                                    1996       1995

ASSETS

Current Assets
     Cash and Cash Equivalents (overdraft)     $  (11,201)     $  (9,747)
     Accounts Receivable (Note 3)                 127,387         83,082
     Inventory (Notes 1 and 3)                    180,946         67,987
     Prepaid Expenses                                 375            375
          Total Current Assets                    297,507        141,697

Property, Plant & Equipment (Notes 2 and 3)
 (Net of Accumulated Depreciation of
  $26,720 and $16,751)                             36,666         25,070

Other Assets
Refundable Deposits                                 6,660          6,135

          Total Assets                         $  340,833      $ 172,902

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Accounts Payable                          $  134,988      $  52,873
     Accrued Expenses                              11,743         45,418
     Notes Payable - Short-Term (Note 3)           59,611        119,558
          Total Current Liabilities               206,342        217,849

Long-Term Liabilities
     Loan Payable Affiliated Company                - 0 -         79,774
     Loan Payable Officer                           - 0 -         39,600

          Total Long-Term Liabilities               - 0 -        119,374
          Total Liabilities                       206,342        337,223

Shareholders' Equity
     Common Stock - $.001 par value;
      authorized 20,000,000; issued and
      outstanding - 3,894,744 shares at
      June 30, 1996, 333,000 at June 30, 1995       3,895            333

     Additional Paid-In-Capital                   895,219        455,810

     Accumulated Deficit                         (764,623)      (620,464)

          Total Shareholders' Equity
              (Deficiency)                        134,491       (164,321)
          Total Liabilities & Shareholders'
                Equity (Deficiency)             $ 340,833      $ 172,902

         See Accompanying Notes to Consolidated Financial Statements.

                 FOOD CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE PERIODS INDICATED BELOW

                                           SIX MONTHS        YEARS ENDED
                         YEAR ENDED        ENDED             DECEMBER 31,
                         JUNE 30, 1996     JUNE 30, 1995     1994     1993



Sales                    $  745,671        $ 320,780      $ 464,466  $ 488,553

Cost of Sales               363,061          205,294        217,368    267,720

Gross Profit                382,610          115,486        247,098    220,833

Operating Expenses:
     Selling, General
      and Administrative    457,506          150,679        261,646    188,837

Income (Loss) Before
 Interest Expense           (74,896)         (35,193)       (14,548)    31,996

Interest Expense             20,586            6,974         21,278     12,091

Income (Loss) Before
   Income Taxes             (95,482)         (42,167)       (35,826)    19,905

Provision for Income
   Taxes (Note 1)             - 0 -             - 0 -          - 0-      - 0 -

Net Income (Loss)         $ (95,482)        $ (42,167)    $ (35,826)  $ 19,905

Income (Loss) Per
    Common Share (Note 1)     (.041)            (.127)        (.108)      .060

Weighted Average Common Shares
 Outstanding (Note 1)      2,308,900           333,000       333,000   333,000

           See Accompanying Notes to Consolidated Financial Statements.

                       FOOD CONCEPTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
        FOR THE YEAR ENDED JUNE 30, 1996, SIX MONTHS ENDED JUNE 30, 1995
                    AND YEARS ENDED DECEMBER 31, 1994 AND 1993

                                     ADDITIONAL
                         COMMON      PAID-IN      ACCUMULATED
                          STOCK      CAPITAL      DEFICIT
Balance January 1, 1993     333      $455,810     $(515,996)

Net Income December 31,
    1993                  - 0 -         - 0 -        19,905
Dividends                 - 0 -         - 0 -       (43,680)
  Balance December 31,
    1993                    333       455,810      (539,771)

Net Loss December 31,
    1994                  - 0 -         - 0 -       (35,826)
  Balance December 31,
    1994                    333       455,810      (575,597)

Net Loss June 30, 1995    - 0 -         - 0 -       (42,167)
Dividends                 - 0 -         - 0 -        (2,700)
  Balance June 30, 1995     333       455,810      (620,464)

Additional Stock Issued
 For Acquisition of
 Subsidiary
 October 27, 1995         1,900         - 0 -          - 0 -

Additional Stock Issued
 for Acquisition of
 Subsidiary
 January 1, 1996             50         - 0 -        (48,677)

Additional Stock Issued
 for S-8 Offering
 January 4, 1996            600         - 0 -           - 0 -

Additional Stock Issued
 for S-8 Offering
 May 2, 1996                900         - 0 -           - 0 -

Additional Stock Issued
 For Shareholders'
 Contribution               112       439,409           - 0 -

Net Loss June 30, 1996    - 0 -         - 0 -        (95,482)

  Balance June 30, 1996   3,895      $895,219     $ (764,623)


          See Accompanying Notes to Consolidated Financial Statements.

                     FOOD CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE PERIODS INDICATED BELOW

                                                                SIX MONTHS
                                               YEAR ENDED       ENDED
                                               JUNE 30,1996     JUNE 30, 1995

Cash Flows From Operations:
     Net Income (Loss)                            $ (95,482)  $ (42,167)

Adjustments to Reconcile Net Income To
 Net Cash Used for Operating Activities:

     Depreciation                                     9,876       1,495
     Excess Liabilities over Assets of
      Acquired Subsidiary                           (48,584)       - 0 -

 Changes in Assets and Liabilities:
     (Increase) Decrease in Prepaid Expenses          - 0 -         (375)
     (Increase) Decrease in Accounts Receivable     (44,305)     (15,492)
     (Increase) Decrease in Inventory              (112,959)       5,620
     (Increase) Decrease in Other Assets               (525)        (250)
     Increase (Decrease) in Accounts Payable         82,115       27,761
     Increase (Decrease) in Accrued Expenses        (33,675)       7,649
     Increase (Decrease) in Notes Payable           (59,947)     (16,520)
          Net Cash (Used in) Operations            (303,486)     (32,279)

Cash Flows From Investing Activities:
     Purchase of Property, Plant & Equipment        (21,565)       - 0 -
     Issuance of Common Stock                         3,562        - 0 -
     Additional Paid-In Capital generated as a
      result of issuance of Common Stock            439,409        - 0 -

          Net Cash Provided By
              Investing Activities                  421,406        - 0 -

Cash Flows from Financing Activities:
     Dividends Paid to Stockholders                   - 0 -      (2,700)
     Increase (Decrease) in Loan Payable
      Affiliated Company                            (79,774)      79,774
     Increase (Decrease) in Officer Loans
      Payable                                       (39,600)     (50,379)

          Net Cash Provided by (Used in)
           Financing Activities                    (119,374)      26,695

Net Increase (Decrease) in Cash                      (1,454)      (5,584)

Cash (Overdraft) - Beginning of Period               (9,747)      (4,163)

Cash (Overdraft) - End of Period                  $ (11,201)   $  (9,747)


        See Accompanying Notes to Consolidated Financial Statements.

                    FOOD CONCEPTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993



                                                       1994         1993

Cash Flows From Operations:
     Net Income (Loss)                         $   (35,826)     $  19,905

Adjustments to Reconcile Net Income To
 Net Cash Used for Operating Activities:

     Depreciation                                    5,903          6,403

Changes in Assets and Liabilities:
     Decrease (Increase) in Accounts
      Receivable                                    19,275        (34,967)
     Decrease in Inventory                         (18,447)       (16,261)
     Decrease (Increase) in Receivable
      from Affiliate                                  (250)         - 0 -
     Decrease (Increase) in Deposits                  - 0 -        (5,605)
     Decrease (Increase) in Prepaid Expenses          - 0 -           999
     Increase (Decrease) in Accounts
       Payable and Accrued Expenses                  (7,080)       12,265
     Increase in Advances Payable
      to Factor                                      45,450        64,820
     Increase in Current Portion
      of Bank Note                                    7,000         5,470

Net Cash Provided By Operating
 Activities                                          16,025        53,029

Cash Flows From Investing Activities:
     Acquisition of Property, Plant
      and Equipment                                   - 0 -         (500)

Cash Flows Used for Financing Activities:
     (Decrease) in Loan Payable
      to Affiliated Company                         (23,629)        (951)
     Increase in Officer Loans Payable                8,434         - 0 -
     Dividends Paid to Stockholders                   - 0 -      (43,680)
     (Decrease) in Long-Term Note                    (7,374)      (6,674)

Net Cash Used in Financing Activities               (22,569)     (51,305)

Net Increase (Decrease) in Cash                      (6,544)       1,224

Cash - Beginning of Year                              2,381        1,157

Cash (Overdraft) - End of Year                    $  (4,163)    $  2,381

        See Accompanying Notes to Consolidated Financial Statements.

                    FOOD CONCEPTS, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1996 AND 1995



NOTE 1 -BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.     Significant Accounting Policies

Basis of Accounting
The Company policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash in banks, and any highly liquid investments with a maturity of three months or less at the time of purchase.

The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1996 and 1995 there is no concentration of credit risk from uninsured bank balances.

Inventory
Inventory is valued at the lower of cost or market determined by the weighted average method. At June 30, 1996 and 1995, the Company's inventory is largely held in various coffee blends, flavorings and supplies, approximately as follows:

                                         1996         1995

               Raw Materials         $134,225     $ 57,789
               Finished Goods          46,721       10,198
                    Total            $180,946     $ 67,987

                      FOOD CONCEPTS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1996 AND 1995

NOTE 1 -BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't)

Property, Equipment and Depreciation
Property and equipment are recorded at cost. The Company charges expenditures for additions or major replacements to the asset accounts. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets (5-10 years).

Income Taxes
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For the year ended June 30, 1996 and six months ended June 30, 1995, the Company's weighted average common shares outstanding were 2,308,900 and 333,000 respectively. For the years ended December 31, 1994 and 1993 the Company's weighted average common shares outstanding were 333,000.

NOTE 2 -PROPERTY, PLANT AND EQUIPMENT
                                                   1996               1995
Consists of the Following:
                   Equipment                  $  55,118           $ 40,012
                   Office Furniture and
                     Equipment                    1,235              - 0 -
                   Leasehold Improvements         7,033              1,809

                        Total                    63,386             41,821

                   Less:  Accumulated
                       Depreciation             (26,720)           (16,751)
                                              $  36,666           $ 25,070

Depreciation expense for the year ended June 30, 1996 and six months ended June 30, 1995 amounted to $9,876 and $1,495, respectively.

                      FOOD CONCEPTS, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996 AND 1995

NOTE 3 -     NOTES PAYABLE
                                                      1996            1995
               Note due to First Union
                  secured by inventory & equipment    $ 21,608        $ 21,808
               Loan factor                              38,003          97,750
                  Total Notes Payable                 $ 59,611        $119,558

NOTE 4 -MAJOR CUSTOMERS

Major customer sales are presented in tabular form as follows:

   Period Ended            Christmas Tree Shop        Anron Coffee & Tea, Inc.
   June 30, 1996           $208,800       28%         $186,400         25%
   June 30, 1995           $ 86,600       27%         $ 38,500         12%

NOTE 5 -LEGAL PROCEEDINGS

Coffee Holding Company, Inc. has filed a lawsuit against Savon Coffee, Inc. in the amount of $7,524 plus a percentage of gross profit in the amount of 18% for the period from January 1993 to August, 1993. This action was instituted against Savon Coffee, Inc. on March 16, 1994 in the Supreme Court of the State of New York, County of Kings, for not fulfilling an agreement to purchase coffee exclusively from Coffee Holding Company.

On July 3, 1996 the Company commenced an action in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida bearing docket number 96-09431-11 entitled Food Concepts, Inc. vs Lasorda's Dug Out, Inc., a Florida corporation, et al. The Company is seeking damages in the amount of $200,000 resulting from the non payment of outstanding loans and other payments assigned to the Company under the rights of an oral contract.

NOTE 6 -ACQUISITIONS

A.On October 27, 1995, the Company acquired all of the issued and outstanding common stock of Savon Coffee, Inc., whose principal business consists of manufacture and direct sales distributing of Gourmet Coffee, for 20,000,000 shares (pre-split) of common stock (85.6% of the Company's shares). This business combination has been treated as a reverse acquisition that was accounted for as a recapitalization of Savon Coffee, Inc. using purchase method accounting.

B.On January 1, 1996, the Company acquired all of the issued and outstanding common stock of Palm Beach Gourmet Coffee, Inc., whose principal business is direct sales of Gourmet Coffee, in exchange for 50,000 shares of common stock of the Company. The acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting the acquired company's activity is included in the financial statements from the date of acquisition.

                      FOOD CONCEPTS, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996 AND 1995


NOTE 7 -LEASING ARRANGEMENTS

Operating Lease

The Company conducts it operation from facilities that are leased under a five year lease ending April 30, 2001. The lease calls for monthly rent payments starting in February, 1996 of $2,692.00 per month plus a pro-rata share of real property taxes. The Company also has various leases with various expiration dates.

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

NOTE 8 -COMMITMENTS AND CONTINGENCIES

A Subsidiary of the Company has incurred approximately $5,210 plus interest and penalties of unpaid payroll tax liabilities to the Internal Revenue Service. A payment plan of $500 per month has been worked out with the government on the satisfaction of this outstanding liability. It is to begin September 15, 1996.

NOTE 9 -DEFERRED INCOME TAXES

As discussed in Note 1, the Company has applied the provision of Statement
109. The significant components of deferred income tax benefit arising from net operating loss carry forwards of approximately $149,000 is as follows at June 30, 1996:

Deferred Tax Benefit              $  37,250
Valuation Allowance                 (37,250)
                                  $   - 0 -

The valuation allowance has been estimated at 100%.

                  FOOD CONCEPTS, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 AND 1995



NOTE 10-SUPPLEMENTAL CASH FLOW INFORMATION

                                                Six Months
                              Year Ended           Ended
                             June 30, 1996     June 30, 1995

             Taxes Paid          $  - 0 -           $ - 0 -

             Interest Paid       $ 20,586           $ 6,974

II. Reports on Form 8-K:

     One report on Form 8-K was filed during the second quarter of the fiscal year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOD CONCEPTS, INC.FOOD CONCEPTS, INC.



BY:/s/ Francis Glaubman            BY:/s/ Herbert Glaubman
   FRANCIS GLAUBMAN                   HERBERT GLAUBMAN
   Vice President                     President

Dated: July 10, 1997               Dated: July 10, 1997