Form 10-K
period 1997-06-30
FOOD CONCEPTS INC
filed 1997-10-31
CIK 703901

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                   UNDER REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 1997      Commission File No.
                                                  2-78287-NY

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
Yes                  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value,                    19,861,744
     (Title of Class)              (Shares outstanding at June 30, 1997)

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

                                          SHARES OVER THE COUNTER

                                          BID                OFFER

Quarter Ending                            High .968 cent     .9375 cent
June 30, 1996                             Low .85 cent       .83 cent

Quarter Ending                            High 6 cent         6 cent
October 31, 1996                          Low 4 cent          4 cent

Quarter Ending                            High 7 cents        7 cents
February 28, 1997                         Low 4 cents         4 cents

Quarter Ending                            High 6 cents        6 cents
June 30, 1997                             Low 4 cents         4 cents

Number of Shareholders    -   396
Dividends     -       None

     As of June 30, 1997 there were in excess of 350 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA

         Operating Income                        $(47,065.00)
         Income from Continuing Operations       $(47,065.00)
         Total Income                            $(47,065.00)
         Loss per Share                          $(.003)
         Total Assets                            $312,842.00
         Current Liabilities                     $100,416.00
         Long Term Obligations                   $-0-
         Dividends                               $-0-



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

     The Company does not presently have any specific plan or arrangement for alternate financing and there is no assurance that any will be available to the Company. The Company is presently indebted to the First Union Bank in the approximate amount of $ 7,000. Said note is secured by the inventory and equipment of the Company. The Company does not now have any specific need to arrange for additional credit lines.

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

     On October 21, 1997 the Company intends to acquire Tri-Star Medical Group, Inc. The transaction will be executed through a reverse acquisition.

     Tri-Star Medical Group, Inc. is a holding company that acquires and manages businesses in the medical service industry.

ITEM 8. SELECTED FINANCIAL DATA

         See Item 14 herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

      PART III

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

HERBERT GLAUBMAN
Age 67                            Founder of the Company

FRANCIS GLAUBMAN
Age 53                            Co-founder of the Company

HAROLD STRULOWITZ
Age 54                            Certified public account and president
                                  of Palm Beach Gourmet

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

Name                             Percentage Owned       Number of Shares Owned

Herbert and Francis Glaubman     22.657%                4,500,000


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

      PART IV


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

FOOD CONCEPTS, INC.                           FOOD CONCEPTS, INC.



BY:/s/ Francis Glaubman                       BY:/s/ Herbert Glaubman
   FRANCIS GLAUBMAN                              HERBERT GLAUBMAN
   Vice President                                President

Dated: October 29, 1997                          Dated: October 29, 1997














                               FOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                           AUDITED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

                   FOOD CONCEPTS, INC. AND SUBSIDIARIES






                             TABLE OF CONTENTS


                                                                  PAGE


Report of Certified Public Accountants
  on the Financial Statements                                         1

Financial Statements

     Consolidated Balance Sheet                                       2
     Consolidated Statement of Operations                             3
     Consolidated Statement of Shareholders' Equity (Deficiency)      4
     Consolidated Statement of Cash Flows                             5
     Notes to Consolidated Financial Statements                       6-10

                             Joel S. Baum and Company, P.A.
                                    University Avenue
                                  Coral Springs, Florida






INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Food Concepts, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Food Concepts, Inc. and Subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Food Concepts, Inc. and Subsidiaries as of June 30, 1997 and the results of its operations and cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

                                              /s/ Joel S. Baum




Coral Springs, Florida
October 14, 1997

                        FOOD CONCEPTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                   JUNE 30, 1997

ASSETS

Current Assets
  Cash overdraft                                    $     (269)
  Accounts Receivable (Note 3)                          110,654
  Inventory (Note 1)                                    152,776
  Loans Receivable                                          750
        Total Current Assets                            263,911

Property, Plant & Equipment (Note 2)
 (Net of Accumulated Depreciation of
  $38,385)                                               29,930

Other Assets
  Refundable Deposits                                    19,001

        Total Assets                                 $  312,842

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts Payable                                   $   88,316
  Accrued Expenses                                        4,855
  Notes Payable - Short-Term (Note 3)                     7,245
       Total Current Liabilities                        100,416
            Total Liabilities                           100,416

Shareholders' Equity
     Common Stock - $.001 par value;
      authorized 20,000,000; issued and
      outstanding - 19,861,744 shares at
      June 30, 1997                                      19,862
     Additional Paid-In-Capital                       1,004,253

     Accumulated Deficit                               (811,689)
          Total Shareholders' Equity (Deficiency)       212,426

               Total Liabilities & Shareholders'
                Equity (Deficiency)                   $ 312,842


       See Accompanying Notes to Consolidated Financial Statements.

                FOOD CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE YEARS ENDED JUNE 30,


                                                  1997           1996

Sales                                       $  903,316      $  745,671
Cost of Sales                                  371,367         363,061
Gross Profit                                   531,949         382,610

Operating Expenses:

     Selling, General
      and Administrative                       567,394         457,506

Income (Loss) Before Interest Expense          (35,445)        (74,896)

Interest Expense                                11,620          20,586
Income (Loss) Before Income Taxes              (47,065)        (95,482)
Provision for Income Taxes (Note 1)              - 0 -           - 0 -
Net Income (Loss)                            $ (47,065)      $ (95,482)



Income (Loss) Per Common Share (Note 1)          (.003)          (.041)
Weighted Average Common Shares
 Outstanding (Note 1)  13,750,911  2,308,900, respectively

        See Accompanying Notes to Consolidated Financial Statements.

                   FOOD CONCEPTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1997


                                              ADDITIONAL
                                  COMMON      PAID-IN          ACCUMULATED
                                  STOCK       CAPITAL          DEFICIT


Balance June 30, 1995             $   333     $  455,810       $ (620,464)
Additional Stock Issued
 For Acquisition of
 Subsidiary
 October 27, 1995                   1,900          - 0 -             - 0 -

Additional Stock Issued
 for Acquisition of
 Subsidiary
 January 1, 1996                       50          - 0 -          (48,677)

Additional Stock Issued
 for S-8 Offering                   1,500          - 0 -            - 0 -
Additional Stock Issued
 For Shareholders'
 Contribution                         112        439,409            - 0 -

Net Loss June 30, 1996              - 0 -          - 0 -          (95,482)

Balance June 30, 1996               3,895        895,219         (764,623)

Additional Stock Issued
 For S-8 Offering                  15,967        109,034          (47,066)

New Loss June 30, 1997              - 0 -          - 0 -            - 0 -

Balance June 30, 1997            $ 19,862     $1,004,253        $(811,689)







            See Accompanying Notes to Consolidated Financial Statements.

                     FOOD CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED JUNE 30,

                                                       1997             1996

Cash Flows From Operations:
     Net Loss                                    $  (47,065)     $   (95,482)
Adjustments to Reconcile Net Income To
 Net Cash Used for Operating Activities:

     Depreciation                                    11,801            9,876
     Excess Liabilities over
     Assets of Acquired Subsidiary                    - 0 -          (48,584)

 Changes in Assets and Liabilities:

     (Increase) Decrease in Prepaid Expenses            375            - 0 -
     (Increase) Decrease in Accounts Receivable      16,733          (44,305)
     (Increase) Decrease in Inventory                28,170         (112,959)
     (Increase) Decrease in Loans Receivable           (750)           - 0 -
     (Increase) Decrease in Other Assets            (12,341)            (525)
     Increase (Decrease) in Accounts Payable        (46,672)          82,115
     Increase (Decrease) in Accrued Expenses         (6,888)         (33,675)
     Increase (Decrease) in Notes Payable           (52,366)         (59,947)
         Net Cash Used in Operations               (109,003)        (303,486)

Cash Flows From Investing Activities:

     Purchase of Property, Plant & Equipment        (5,066)          (21,565)
     Issuance of Common Stock                       15,967             3,562
     Additional Paid-In Capital generated as a
      result of issuance of Common Stock           109,034           439,409

          Net Cash Provided By
            Investing Activities                   119,935           421,406

Cash Flows from Financing Activities:
     Increase (Decrease) in Loan Payable
      Affiliated Company                             - 0 -           (79,774)
     Increase (Decrease) in Officer Loans
      Payable                                        - 0 -           (39,600)

          Net Cash Used in
           Financing Activities                      - 0 -          (119,374)

Net Increase (Decrease) in Cash                     10,932            (1,454)

Cash Overdraft - Beginning of Period               (11,201)           (9,747)

Cash Overdraft - End of Period                  $     (269)        $ (11,201)

          See Accompanying Notes to Consolidated Financial Statements.

                       FOOD CONCEPTS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997 AND 1996

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

        The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1997 and 1996 there is no concentration of credit risk from uninsured bank balances.

        Inventory
        Inventory is valued at the lower of cost or market determined by the weighted average method. At June 30, 1997, the Company's inventory is largely held in various coffee blends, flavorings and supplies, approximately as follows:
                                                1997
               Raw Materials                $117,843
               Finished Goods                 34,933
                                            $152,776

                      FOOD CONCEPTS, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 AND 1996



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

          Net Income (Loss) Per Common Share
          Net income (loss) per common share is computed by dividing net  income
(loss) by the weighted average number of common shares outstanding during the period. For the year ended June 30, 1997 and 1996, the Company's weighted average common shares outstanding were 13,750,911 and 2,308,900 respectively.

NOTE 2 -PROPERTY, PLANT AND EQUIPMENT
                                                    1997
Consists of the Following:

                   Equipment                    $ 59,062
                   Office Furniture and
                      Equipment                    1,235
                   Leasehold Improvements          8,018
                      Total                     $ 68,315
                   Less:  Accumulated
                          Depreciation           (38,385)

                                                $ 29,930

         Depreciation expense for the year ended June 30, 1997 and 1996 amounted to $11,801 and $9,876, respectively.

                     FOOD CONCEPTS, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996

NOTE 3 -     NOTES PAYABLE
                                                    1997
             Loan factor                        $  7,245
                 Total Notes Payable            $  7,245

NOTE 4 -MAJOR CUSTOMERS

Major customer sales are presented in tabular form as follows:

             Period Ended     Christmas Tree Shop    Anron Coffee & Tea Inc.
             June 30, 1997     $ 13,103     20%       $   - 0 -     0%
             June 30, 1996     $208,800     28%       $ 186,400    25%

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

         On July 3, 1996 the Company commenced an action in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida bearing docket number 96-09431-11 entitled Food Concepts, Inc. vs Lasorda's Dug Out, Inc., a Florida corporation, et al. The Company is seeking damages in the amount of $200,000 resulting from the non-payment of outstanding loans and other payments assigned to the Company under the rights of an oral contract.

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

                   FOOD CONCEPTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 AND 1996


NOTE 7 -LEASING ARRANGEMENTS

        Operating Lease

        The Company conducts its operation from facilities that are leased under a five year lease ending April 3, 2001. The lease calls for monthly rent payments starting in February, 1996 of $2,692.00 per month plus a pro-rata share of real property taxes. The Company also has various leases with various expiration dates.

         Future Minimum Lease Payments

         Future minimum lease payments for operating leases at June 30, 1997 are:

         Year Ended                          Operating
          June 30                            Leases
            1998                              50,391
            1999                              45,663
            2000                              41,789
            2001                              30,758

            Total Minimum Payments          $168,601

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         A Subsidiary of the Company has incurred approximately $5,210 plus interest and penalties of unpaid payroll tax liabilities to the Internal Revenue Service. A payment plan of $500 per month has been worked out with the government on the satisfaction of this outstanding liability. It is to begin September 15, 1996.

NOTE 9 - DEFERRED INCOME TAXES

         As discussed in Note 1, the Company has applied the provision of Statement 109. The significant components of deferred income tax benefit arising from net operating loss curry forwards of approximately $200,000 is as follows at June 30, 1997:

               Deferred Tax Benefit         $ 18,355
               Valuation Allowance           (18,355)
                                            $  - 0 -


               The valuation allowance has been estimated at 100%

                    FOOD CONCEPTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997 AND 1996


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

                                       Year Ended           Year Ended
                                    June 30, 1997        June 30, 1996

                    Taxes Paid          $  - 0 -              $  - 0 -

                    Interest Paid       $ 11,620              $ 20,586


NOTE 11 - SUBSEQUENT EVENT

          On October 21, 1997 the Company intends to acquire Tri-Star Medical Group, Inc. The transaction will be executed through a reverse acquisition.

          Tri-Star Medical Group, Inc. is a holding company that acquires and manages businesses in the medical service industry.