Form 10-Q
period 1997-12-31
FOOD CONCEPTS INC
filed 1998-03-17
CIK 703901

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Period Ended                                Commission File No.
 DECEMBER 31, 1997                                         2-78287-NY

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
Yes                  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
Common Stock $.0001 par value,                      19,861,744
     (Title of Class)                (Shares outstanding at December 31,1997)

                            FOOD CONCEPTS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1997

     The Company completed a reorganization on October 27, 1995 and filed an 8K which is hereby included by referenced thereto. An amended 8K was filed on June 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's current assets are $240,167 as compared to current liabilities of $142,192. The Company is fully operational and operating profitably. Additional capital is currently being sought to increase the Company's operating capacity.

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                    See 8K-A filed June 26, 1997

Item 2       Changes in Securities                None

Item 3       Defaults Upon Senior Securities      None

Item 4       Submission of Matters to             None
             Vote of Securities Holders

Item 5       Other Information                    None

Item 6       Exhibits and Reports on Form 8-K     8K-A filed June 26, 1997
      SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   FOOD CONCEPTS, INC.
                                   Registrant


                                   By: /s/ Herb Glaubman
                                           Herbert Glaubman, President
Dated:    March 2, 1997