Form 10QSB
period 1998-03-31
VIROPRO INC
filed 2001-03-19
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED: March 31, 1998
                        COMMISSION FILE NUMBER: 333-06718

                                  VIROPRO INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                            13-3124057
-------------------------------                         --------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)

                   3601 NE 5th Avenue, Oakland Park, Florida
          ------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (954) 565-2864
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

    Food Concepts, Inc., 6601 Lyons Rd, Ste. C 12, Coconut Creek, Fl. 33073
    ------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1998, the number of the Company's shares of par value $.001 common stock outstanding was 7,474,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1998


                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheet..........................................3

Consolidated Statements of Operation..........................................4

Consolidated Statements of Cash Flow..........................................5

Notes to Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7

PART II - OTHER INFORMATION...................................................9


SIGNATURES...................................................................10

                                  Viropro, Inc
                      Condensed Consolidated Balance Sheet
                                 March 31, 1998
                                   (Unaudited)

                                     ASSETS

Current  Assets

Accounts Receivable                                               $      53,846
Inventory                                                                82,523
Due from It's Coffee Lover's                                             29,179
                                                                  --------------
                         Total Current Assets                           165,548
                                                                  --------------

Fixed Assets (Net Of Depreciation of $47,849)                            26,826
                                                                  --------------

                               Other Assets                              19,002
                                                                  --------------

                                   Total Assets                   $     211,376
                                                                  ==============

                      LIABILITIES and SHAREHOLDERS' EQUITY

Current Liabilities, Accounts Payable and
                             Accrued Expenses                     $      55,347
                                                                  --------------

                  Total Current Liabilities                              55,347
                                                                  --------------

Shareholders' Equity
  Common Stock, $.001 par value; authorized 50,000,000
     shares, issued and outstanding 7,474,749 shares                      7,475
                    Additional Paid in Capital                        1,016,640
                            Retained Earnings                          (868,086)
                                                                  --------------

                   Total Shareholders' Equity                           156,029
                                                                  --------------

     Total Liabilities and Shareholders' Equity                   $     211,376
                                                                  ==============













The accompanying notes are an integral part of these financial statements.

                                  Viropro, Inc.
                Condensed Consolidated  Statements of Operations
                              For the Nine Months Ended

                                                  March 31, 1998  March 31, 1997
                                                    (Unaudited)    (Unaudited)
                                                  --------------  --------------

Sales                                             $     492,737   $     910,169
Cost of Sales                                           203,796         429,486
                                                  --------------  --------------
Gross Profit                                            288,941         480,683
Operating Expenses                                      343,082         455,598
                                                  --------------  --------------
Operating Income (Loss)                                 (54,141)         25,085
Other  Income  (Expenses)
Interest Expense                                         (2,256)        (11,620)
                                                  --------------  --------------
Net Income (Loss)                                 $     (56,397)  $      13,465
                                                  ==============  ==============

Net Loss Per Share, Basic and Diluted                     (.008)          (.002)
                                                  ==============  ==============
Weighted Average Number of Common Shares
  Outstanding, Basic and Diluted                      6,674,416       6,671,999
                                                  ==============  ==============



                                  Viropro, Inc.
                Condensed Consolidated  Statements of Operations
                            For the Three Months Ended

                                                  March 31, 1998  March 31, 1997
                                                    (Unaudited)    (Unaudited)
                                                  --------------  --------------

Sales                                             $     119,568   $     146,465

Cost of Sales                                            52,252          63,113
                                                  --------------  --------------
Gross Profit                                             67,316          83,352
Operating Expenses                                       39,970          98,454
                                                  --------------  --------------
Operating Income (Loss)                                  27,346         (15,102)
Other  Income  (Expenses)
Interest Expense                                         (1,000)         (7,000)
                                                  --------------  --------------

Net Income (Loss)                                 $      26,346  $      (22,102)
                                                  ==============  ==============
Net Gain (Loss) Per Share, Basic and Diluted              .004            (.003)
                                                  ==============  ==============
Weighted Average Number of Common Shares
  Outstanding, Basic and Diluted                      6,679,251       6,671,999
                                                  ==============  ==============


The accompanying notes are an integral part of these financial statements.

                                    Viropro, Inc
                  Condensed Consolidated Statements of Cash Flow
                       For the Nine Months Ended March 31,

                                                    For the Nine Months Ended
                                                  March 31, 1998  March 31, 1997
                                                    (Unaudited)    (Unaudited)
                                                  --------------  --------------

Net Income (Loss)                                 $     (56,397)  $      13,465

Adjustments to Reconcile Net Income (Loss) to
  Net cash used for operating  Activities:
    Depreciation and Amortization                         9,464          8,564
Changes in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable             56,809         53,477
  (Increase) Decrease in Inventory                       70,253       (122,058)
  (Increase) Decrease in Other Assets                       -           (4,555)
  Increase (Decrease) in Accounts  Payable
    and Accrued Expenses                                (43,260)       (66,366)
  (Increase) Decrease in Refundable Deposits                -           (5,912)
                                                  --------------  --------------
    Net Cash Provided in Operating Activities            36,869        (123,385)
                                                  --------------  --------------

Cash Flow From Investing Activities
  Purchase of Fixed Assets                               (6,360)         (1,121)
  (Increase) Decrease in Loans Receivable                   750             -
  (Increase) Decrease in Due From
    Related Companies                                   (29,179)            -
                                                  --------------  --------------
                                                        (34,789)         (1,121)
                                                  --------------  --------------

Cash  Flow  From  Financing  Activities:
  Increase (Decrease) in Notes Payable                      -           (42,792)
  Increase (Decrease) in S/T Notes Payable               (7,245)
  Common Stock                                              -           125,000
                                                 -------------------------------
                                                         (7,245)         82,208
                                                  --------------  --------------

Net Increase (Decrease) in Cash                          (5,165)        (42,298)

Cash (Overdraft) Beginning of Period                       (269)        (11,201)
                                                  --------------  --------------

Cash (Overdraft) End of Period                    $      (5,434)  $     (53,499)
                                                  ==============  ==============










The accompanying notes are an integral part of these financial statements.

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The condensed consolidated balance sheet as of March 31, 1998, the related periods ended March 31, 1998 and March 31, 1997, and the three-month period ended March 31, 1998 and 1997 and the nine month period ended March 31, 1998 and March 31, 1997, the related condensed consolidated statements of cash flows for the nine month periods ended March 31, 1998 and March 31, 1997 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. The condensed consolidated balance sheet, was derived from the Company's financial statements, but may not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's June 30, 1997 financial statements.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

        AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction With our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended March 31, 1998 and 1997 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary  customers  and  distributors,  the  availability  of  long-term credit, unanticipated changes in the U.S. and international economies, business conditions and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Going Concern. The Company's viability as a going concern has been dependent since inception upon its ability to raise sufficient working capital from equity and debt financing. The Company experienced a loss from operations in 1998 and had a working capital deficit at March 31, 1998. The Company experienced a loss from operations of $56,397 for the nine months ended March 31, 1998. See "Liquidity and Capital Resources," below.

Results  of  Operations

Three Months Ended March 31, 1998, compared to the Three Months Ended March 31, 1997

Net sales for the three months ended March 31, 1998, decreased by $26,897 to $119,568 from net sales of $146,465 for the three months ended March 31, 1997. The decrease in sales was the result of the Company's decision to cease the sale of a certain line of coffee that has been deemed by management as an ineffective loss leader.

Cost of sales for the three months ended March 31, 1998, decreased by $10,861 to $52,252 from $63,113 for the three months ended March 31, 1997. The decrease resulted from the decrease in sales and the corresponding decrease in inventory purchases.

Gross profit for the three months ended March 31, 1998, was $67,316, or (56.3%) of net sales, compared to gross profit of $83,352 or 56.9% of net sales, for the three months ended March 31, 1997. The decrease in gross profit percentage was primarily due to an adjustment of inventory.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                MARCH 31, 1998



Operating expense decreased by $58,484 to $39,970 for the three months ended March 31, 1998, from $98,454 for the three months ended March 31, 1997. The decrease in operating expenses resulted from a decrease in salaries and other general and administrative expenses.

Nine  Months  Ended  March 31, 1998, compared to the Nine Months Ended March 31,
1997

Net sales for the nine months ended March 31, 1998, decreased by $417,432 to $492,737 from $910,169 for the nine months ended March 31, 1997. The decrease in sales was the result of the Company's decision to cease the sale of a certain line of coffee that has been deemed by management as an ineffective loss leader.

Cost of sales for the nine months ended March 31, 1998, decreased by $225,690 to $203,796 from $429,486 for the nine months ended March 31, 1997. The increase resulted from the decrease in sales and the corresponding decrease in inventory purchases.

Gross profit for the nine months ended March 31, 1998, was $288,941, or 58.6% of net sales, compared to $480,683 or 52.8% of net sales, for the nine months ended March 31, 1997. The increase in gross profit percentage was primarily due to relatively higher gross margins due to the elimination of the loss leader product line.

Operating expense decreased by $112,516 to $343,082 for the nine months ended March 31, 1998, from $455,598 for the nine months ended March 31, 1997. The decrease in operating expenses resulted from a decrease in salaries and other general and administrative expenses.

Liquidity  and  Capital  Resources

Our viability as a going concern is dependent upon our ability to raise sufficient working. The Company experienced a loss from operations during the nine months ended March 31, 1998 and 1997. As a result, the Company has faced an on-going liquidity deficit. Working capital may vary from time to time as a result of seasonal inventory requirements and the level of accounts receivable balances.

The Company has incurred significant net losses and negative cash flows for operations since its organization. The Company has funded these losses primarily from the issuance of common stock to the Company's founders, loans by related parties, loans by third party lenders and the private placement of the Company's securities to individuals. The Company will be dependent in the foreseeable future on raising capital on a debt or equity basis to meet its operating expenses, as it will in all probability continue to incur substantial losses through calendar year 1998. The Company anticipates that it will be able to continue to obtain working capital through the proceeds of equity or debt financing on a private basis, and also from operating income. The Company competes for capital with a significant number of other businesses. Accordingly, although the Company has in the past been able to obtain capital to meet its operating losses, there can be no assurance that the Company will be able to continue to meet its operating expenses from its fund-raising activities until such time, if any, as the Company is able to operate at a profit.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1998


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

3.       Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Exhibit 27, Financial Data Schedule as required for electronic filing.

(b)      Reports  on  Form  8-K

The  Company  filed  two  Form  8-Ks  on  April  16,  1998  and  June  11,  1998



                                    SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


VIROPRO, INC.



Date: March 14, 2001                     By: /s/ Hugh Johnson
                                         --------------------------------
                                         Hugh Johnson, President