Form 10KSB
period 1998-06-30
VIROPRO INC
filed 2001-11-14
CIK 703901

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

         For  the  Fiscal  Year  Ended  June  30,  1998

( ) Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

         For  the  transition  period  from  ______  to  ______

Commission  File  Number:  2-78287-NY

                                  VIROPRO, INC.
(Exact  Name  of  Small  Business  Registrant  as  Specified  in  its  Charter)

             NEVADA                                       65-0645502
(State  or  other  jurisdiction  of               (IRS  Employer  Identification
 Incorporation  or  Organization)                         Number)

             3163  Kennedy  Boulevard,  Jersey  City,  New  Jersey  07306
                  (Address  of  Principal  Executive  Offices)

Registrant's  Telephone  Number: 201-217-4137

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

     Common  Stock,  $.001  par  value.

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.               YES  ( )        No  (X)

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.   [X]

State  Registrant's  revenues  for  its  most  recent  fiscal  year:  $526,963

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 2001: $3,010,000

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of October 31, 2001 was 7,324,749.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  See  PART  III,  Item  13

Transitional  Small Business Disclosure Format (check one):     Yes ( )  No  (X)

FORWARD-LOOKING  STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and
(iv)  the  need  for,  and  availability  of,  additional  financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Interactive Multimedia Network, Inc., the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.













(This  space  left  intentionally  blank.)

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

                                TABLE  OF  CONTENTS

     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      4
ITEM  2.     DESCRIPTION  OF  PROPERTY                                      5
ITEM  3.     LEGAL  PROCEEDINGS                                             5
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    5

     PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS                                           5

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                    6

ITEM  7.     FINANCIAL  STATEMENTS                                          8

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                     19


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       19

ITEM  10.    EXECUTIVE  COMPENSATION                                        19

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND  MANAGEMENT                                                20

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             20

     PART  IV


ITEM  13.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
             ON  FORM  8-K                                                  20

SIGNATURES                                                                  21

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

                                     PART  I

Item  1.  Description  of  Business

Background

     During the nine months ended March 31, 1998 the Company conducted its business as Food Concepts, Inc. Its primary business activity was retail and wholesale sales of gourmet and specialty coffees. Food Concepts was a roaster, packer and seller of roasted coffees and produced over 70 flavored coffees.

     On March 31, 1998, the Company divested itself of its coffee operations by spinning off this business operation to It's Coffee Lovers, Inc., a Nevada corporation. On this same date, the Company acquired Insecta Sales and Research, Inc. Effective with this acquisition the Company changed its name to Viropro, Inc. Also on this date, the entire management of the Company changed with the resignations of Herb and Francis Glaubman and the appointment of Donald Grummer, as President; and Pat Quinlan and Henry Kornhauser both as Vice Presidents.

     From March 31, 1998 through the fiscal year ended June 30, 1998, Viropro's sole operational division is Insecta Sales and Research, Inc., which markets a line of insecticide products under the brand name Insecta. The change in business focus manifested through the acquisition of Insecta allows the Company to effectively develop and aggressively market high quality, preemptive and efficacious insect control products which are marketed to consumers and industrial users and insect control professionals.

     The Company has approximately 1,000 accounts and a market that is very diversified. No customers account for more than 10 percent of the Company's present revenues.

     The Company has several manufacturing sources for the products it markets and has very close relationships with these manufacturers. Management believes that if the need arose it would be able to establish new sources for its products. The Company faces a great deal of competition within this area especially from more traditional insecticides that are offered through grocery, hardware stores and home improvement centers.

     The Company, however, has been able to compete successfully by offering very competitive prices and service to its customers.

     Viropro, owns the EPA registered proprietary insecticide coating system (EPA registration numbers 45600-1 through 18.)

Employees

     The Company presently employs 5 individuals, three in management, one clerical and one direct sales person. The Company considers their labor relations to be excellent and none of the persons presently employed are represented by organized labor.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

Item  2.  Description  of  Property

     The Company presently leases 1,120 square feet of warehouse and office space in Oakland Park, Florida and maintains its corporate offices in a 1,000 square foot location in Jersey City, New Jersey. The term of the lease for the Oakland Park Facility is 1 year and the Corporate space is leased for a 1 year period. Management believes that these facilities provide adequate space for its operations and that should the need arise it would be able to lease additional or replacement space.

Item  3.  Legal  Proceedings

     The  Company  is  not  a  party  to  any  legal  proceeding.

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    Part  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

     The Company's Common Stock is traded on the Pink Sheets under the symbol "VPRO".

     On October 25, 1995 Granite, Ltd. the predecessor of Food Concepts, Inc. acquired all of the outstanding stock of Savon Coffee, Inc. for 20,000,000 shares of Granite common stock $.0001 par value which was subsequently reverse split one for ten leaving 2,000,000 shares $.001 par value which then constituted approximately 85.6 percent of the corporation. Granite reserved or issued outstanding securities in consideration for the conveyance of all shares of Savon stock which then constituted 100 percent of Savon's authorized issued and outstanding securities. In conjunction therewith the Certificate of Incorporation of Granite was amended affecting a one for ten reverse split of the corporations common stock $.0001 par value (converting the 50,000,000 shares then authorized into 5,000,000 shares, $.001 par value, and the 3,327,300 then outstanding into 332,700 shares, $.0001 par value, followed by an increase in the resulting authorized capitalization of Granite from 5,000,000 shares, $.0001 par value to 20,000,000, $0001 par value. Subsequent thereto the name of the Company was changed from Granite, Ltd. to Savon Coffee, Inc. a Nevada corporation and said Savon subsequently had its name changed to Food Concepts, Inc. a Nevada corporation on March 26, 1996. Effective March 31, 1998 the Company changed its name to Viropro, Inc. The common stock and warrants are traded in the over the counter market the National Association of Security Dealers Automatic Quotation System (NASDAQ). There is no other established market for the Company's securities. The following table sets forth the range of high and low bid prices for the Company's common stock as quoted by NASDAQ. These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

                                          SHARES  OVER  THE  COUNTER

                                        LOW               HIGH
QUARTER  ENDING                         BID               BID
------------------------------------    ---------         ---------
June  30,  1996                           $0.83              $0.97
September  30,  1996                      $0.04              $0.05
December  31,  1996                       $0.04              $0.07
March  31,  1997                          $0.04              $0.07
June  30,  1997                           $0.04              $0.06
September  30,  1997                      $1.05              $1.10
December  31,  1997                       $0.20              $0.24
March  31,  1998                          $0.10              $0.14
June  30,  1998                           $0.43              $0.45

     As of June 30, 1998 there were in excess of 396 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

    In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the Company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

     In March, 1998, the Company issued 5,652,750 shares of common stock to the shareholders of Insecta Sales and Research, Inc. as a part of the acquisition of Insecta. All of these shares were restricted and issued under
Section 4(2) of the Act. Also in 1998 the Company issued 678,899 shares of restricted common stock, under Section 4(2) of the Act, in exchange for a cash investment of $80,000.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

RESULTS  OF  OPERATIONS

Twelve  months  ended  June  30,  1998  and  1997

During the twelve month period ending June 31, 1998, the Company incurred a loss of $985,998 compared to a loss of $47,065 for the same period ended June 30, 1997. Two main components contributed to the increase in loss from year to year: Gross profit decreased to 2.4% from 58.8% for the twelve months ended June 30, 1997. The Company changed its business focus to the sale of insecticide products from the sale of coffe products.

Revenues

During the twelve month period ending June 30, 1998, the Company's revenues were $526,963 compared to $903,316 for the same period ended June 30, 1997. Prioir to March 31, 1998, revenues were principally from the sales and distribution of coffee to the companies accounts. From March 31, 1998 to June 30, 1998 revenues were principally from the sale and distribution of insecticide products to consumers, industrial users and professional, commercial accounts. In either case revenue from sales activities are recognized when the product is shipped to the client. Revenue is totally dependant on the Company's ability to sell and distribute it's products.

Operating  Expenses

During the twelve months ended June 30, 1998, the Company incurred $998,644 in operating expenses as compared to $560,7394 in the same period in 1997. This increase was primarily driven by the extraordinary items relating to the spin-off of the coffee operations and increases in purchases and trade payables which are related to the change in business focus.

Loss  From  Discontinued  Operations

During the nine months ended March 31, 1998, the Company lost $23,159 from the business activities of the coffee operations which were spun-off on March 31, 1998.

Material  Changes  in  Financial  Condition,  Liquidity  and  Capital  Resources

At June March 30, 1998, the Company had $110,094 in cash and cash equivalents compared to $ - 0 - for the same period in 1997. The Company's operations are not generating sufficient cash to maintain its present operations. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The Company is reviewing all non-essential activities and expenditures and will be aggressively curtailing these items to assist in reducing the cash used in operating activities. To meet its capital requirements, the Company borrowed $465,000 from a shareholder. This loan is a demand note bearing a 10% interest rate.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

Item  7.  Financial  Statements










                                  VIROPRO,  INC.

                         (FORMERLY FOOD CONCEPTS, INC.)

                          AUDITED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997












                                  VIROPRO, INC.

                         (FORMERLY FOOD CONCEPTS, INC.)





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
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS                                     5
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                            6-10

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA  33071
                                 (954) 752-1712

                          INDEPENDENT AUDITORS' REPORT


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
VIROPRO,  INC.  AND  SUBSIDIARIES
(FORMERLY  FOOD  CONCEPTS,  INC.)

We have audited the accompanying consolidated balance sheet of Viropro, Inc. (formerly Food Concepts, Inc.) as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraphs, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain sufficient documentation relating to the sale of common stock and the transactions involved in the divestiture of the coffee business which occurred in the current year which is reflected in the statement of changes in stockholders' equity. Due to the lack of accurate information reflecting these transactions we were not able to satisfy ourselves as to the balance of additional paid in capital.

In our opinion, except for the effects of such adjustment, if any, as might have been determined to be necessary had we been able to examine documentation regarding the related transactions involving common stock and additional paid in capital, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Viropro, Inc. (formerly Food Concepts, Inc.) as of June 30, 1998 and the results of its operations and cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is experiencing difficulty in generating sufficient cash flow to meet its necessary capital requirements and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAUM & COMPANY, P.A.

Coral  Springs,  Florida
July  1,  2001

                                 VIROPRO,  INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                                  BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS



Current  Assets
     Cash                                                 $   110,094
     Accounts  receivable                                     117,577
     Inventory                                                221,859
                                                          ------------
          Total  Current  Assets                              449,530
                                                          ------------

Total  Assets                                             $   449,530
                                                          ============

                LIABILITIES  &  SHAREHOLDERS'  EQUITY  (DEFICIENCY)

Current  Liabilities
     Accounts payable and accrued expenses                $   296,369
     Notes payable                                            469,581
                                                          ------------
          Total  current  Liabilities                         765,950
                                                          ------------

Total  Liabilities                                            765,950
                                                          ------------

Shareholders'  Equity
     Common stock - $.001 par value; authorized
       50,000,000; issued and outstanding 7,324,749             7,325
     Additional Paid-In-Capital                             1,102,734
     Accumulated  Deficit                                  (1,426,479)
                                                          ------------
          Total Shareholders' Equity (Deficiency)            (316,420)
                                                         ------------

Total Liabilities & Shareholders' Equity
  (Deficiency)                                           $   449,530
                                                         ============
















See  accompanying  notes  to  consolidated  financial  statements.

                                 VIROPRO,  INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                            STATEMENT  OF  OPERATIONS
                         FOR  THE  YEARS  ENDED  JUNE  30,

                                                    1998          1997
                                                ------------  ------------

Sales  (net)                                    $   526,963   $   903,316
Cost  of  sales                                     514,200       371,367
                                                ------------  ------------
Gross  profit                                        12,763       531,949
                                                ------------  ------------

Operating  Expenses:

Selling,  general  and  administrative              998,644        567,394
                                                ------------  ------------

Income (loss) before interest and other expense    (931,881)      (35,445)
Interest  expense                                   (30,958)      (11,620)

Loss  from  discontinued  operations                (23,159)            0
                                                ------------  ------------

                                                    (54,117)      (11,620)
                                                ------------  ------------

Net  Loss before provision for income taxes     $  (985,998)  $   (47,065)
                                                ------------  ------------

Provision  for  income  taxes                             0             0
                                                ------------  ------------

Net  loss                                       $  (985,998)  $   (47,065)
                                                ============  ============

Income  (loss)  per  common  share              $      (NIL)  $     (.003)
                                                ============  ============

Weighted  average  common  shares outstanding     7,324,749       993,100
                                                ============  ============


















See  accompanying  notes  to  consolidated  financial  statements.

                                  VIROPRO, INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
               FOR THE YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1998


                                   COMMON  STOCK         ADDITIONAL
                             --------------------------  PAID IN       ACCUMULATED
                             SHARES        AMOUNT        CAPITAL       DEFICIT
                             ------------  ------------  ------------  ------------
Balance June 30, 1996            194,750   $       195   $   898,919   $  (764,623)

S-8  Offering                    798,350           798       124,203           -
Net Loss - June 30, 1996             -             -                       (47,066)
                             ------------  ------------  ------------  ------------

Balance June 30, 1997            993,100           993     1,023,122      (811,689)

Issuance  of  stock              678,899           679        79,612           -

Issued  at  merger             5,652,750         5,653           -             -

Spin-off of subsidiary               -             -                       371,208

Net loss - June 30, 1998             -             -             -        (985,998)
                             ------------  ------------  ------------  ------------

Balance  June 30, 1998         7,324,749   $     7,325   $ 1,102,734   $(1,426,479)
                             ============  ============  ============  ============




























See  accompanying  notes  to  consolidated  financial  statements.

                                 VIROPRO,  INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                            STATEMENT  OF  CASH  FLOWS
                       FOR  THE  YEARS  ENDED  JUNE  30,

                                                         1998          1997
                                                     ------------  ------------
Cash  Flows  From  Operations:
     Net  Loss                                       $  (985,998)  $   (47,065)
     Adjustments to Reconcile Net Income To
     Net Cash Used for Operating  Activities:
       Depreciation                                            0        11,801
       Loss on abandonment of fixed  assets               29,930             0
       Adjustment to equity resulting from
         spin-off of subsidiary                          376,861             0
     Changes in Assets and Liabilities:
       (Increase) Decrease in Prepaid Expenses                 0           375
       (Increase) Decrease in Accounts Receivable         (6,923)       16,733
       (Increase) Decrease in Inventory                  (69,081)       28,170
       (Increase) Decrease in Loans Receivable               750          (750)
       (Increase) Decrease in Other Assets                19,001       (12,341)
        Increase (Decrease)  in Accounts
          Payable and Accrued  Expenses                  202,927       (53,560)
                                                     ------------  ------------
     Net  Cash  Used  in  Operations                    (438,186)       (9,303)

Cash  Flows  From  Investing  Activities:
     Purchase  of  Fixed  Assets                               0        (5,066)
                                                     ------------  ------------
     Net Cash Provided By Investing Activities                 0        (5,066)

Cash  Flows  from  Financing  Activities:
     Increase (Decrease) in Note Payable                 462,336       (52,366)
     Proceeds  from  Sale  of  Common  Stock              30,291       125.001
                                                     ------------  ------------
     Net  Cash  Used  in  Financing  Activities          492,627        72,635
                                                     ------------  ------------

Net  Increase  (Decrease)  in  Cash                      110,094        11,201

Cash  -  Beginning  of  Period                                 0       (11,201)
                                                     ------------  ------------

Cash  -  End  of  Period                             $   110,094   $         0
                                                     ============  ============















See  accompanying  notes  to  consolidated  financial  statements.

                                  VIROPRO, INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE  1  -     BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.     BUSINESS  DESCRIPTION  AND  ACTIVITY

Viropro, Inc. (fka Food Concepts, Inc.) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995 the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998 the Company divested itself of its coffee operations. It acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. The principal business of the Company is the wholesale distribution of various insecticides.

B.     SIGNIFICANT  ACCOUNTING  POLICIES

CASH  AND  CASH  EQUIVALENTS
For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting primarily of money-market investments) with an original maturity or redemptions options of three months or less to be cash and equivalents.

During 1998 the Company maintained cash and equivalents with a bank. Bank deposits are insured by the FDIC up to $100,000. The Company may, from time to time, maintain balances in excess of these insured limits.

     CONCENTRATION  OF  CREDIT  RISK
Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. Trade receivables terms are generally 30 days. The Company performs services and extends credit based on an evaluation of the customers' financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

     PROPERTY  AND  EQUIPMENT
Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

     DEPRECIATION
Depreciation of property and equipment is determined utilizing straight-line and accelerated methods at various rates based generally on the estimated useful lives of the assets. The range of estimated useful lives is as follows:

     Office  furniture  and  equipment          5  to  7  years
     Machinery  and  equipment                  5  to  7  years
     Coolers  and  display  equipment           3  to  5  years

                                  VIROPRO, INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 1 -     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). All inventories on hand at June 30, 1998 were held by the Company at their facility.

     USE  OF  ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

The Company has recorded a deferred tax asset of approximately $389,194 at June 30, 1998, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

     INCOME  TAXES
The Company accounts for income taxes under the liability method according to Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     REVENUE  RECOGNITION
Revenue from product sales is recognized by the Company when title and risk of loss passes to the distributor, which generally occurs upon shipment from the manufacturing facilities or third party storage facilities.

     ADVERTISING
Advertising is expenses as incurred and is included in selling, general and administrative expenses.

     NET  LOSS  PER  SHARE
The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net losses per share is computed by dividing net loss of $985,998 and $47,065, respectively by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation as their effort would have been anti-dilutive.

                                  VIROPRO, INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 1 -     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SEGMENT  REPORTING
During 1998, the Company adopted Financial Accounting Standards Board ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
The carrying values of cash and equivalents, accounts receivable and notes receivable approximate their fair values due to the short maturity of these instruments.

The fair value of the notes payable is determined by calculating the present value of the note by a current market rate of interest as compared to the stated rate of interest. The difference between fair value and the carrying values is not deemed to be significant.

     COMPREHENSIVE  INCOME
The items affecting comprehensive income are not materials to the financial statements and, accordingly, are not presented herein.

NOTE  2  -     GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern.

NOTE  3  -     ACCOUNTS  RECEIVABLE

Accounts  Receivable  at  June  30,  1998,  consisted  of  the  following:

Trade  accounts  receivable                          $  127,557
Less  allowance  for  doubtful  accounts                 10,000
                                                     ----------
                                                     $  117,557
                                                     ==========

                                  VIROPRO, INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE  4  -     INVENTORIES

                                                                  1998
                                                              ------------
Inventories at June 30, 1998 consisted of the following:

     Finished  goods                                          $    221,857
                                                              ============

NOTE  5  -     RELATED  PARTY  TRANSACTIONS

Between September 1997 and June 1998, the Company borrowed funds under notes payable aggregating $465,000 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $24,381 has been accrued at June 30, 1998. No payments have been made.

NOTE  6  -     INCOME  TAXES

The components of the income tax benefit for the year ended June 30, 1998 were as follows:

     Current  Benefit

     Federal                                  $             -
     State                                                  -
     Deferred  Benefit
     Federal                                  $         335,239
     State                                               53,955

     Increase  in  Valuation  Allowance                (389,194)
                                              ------------------

     Income  Tax  Benefit                     $               0
                                              ==================

The major elements contributing to the difference between the income tax benefit and the amount computed by applying the federal statutory tax rate of 34% to loss before income taxes are as follows for 1998:

     Tax  benefit  at  U.S.  Statutory  rates          $   335,239
     State  income  tax  benefit                            53,955
     Change  in  valuation  allowance                     (389,194)
                                                       ------------
     Income  tax  benefit                              $         0
                                                       ============

At  June  30,  1998, the Company had deferred tax assets of $389,194 principally
comprised  of  net               operating losses.  The deferred tax assets were
offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

The Company has net operating loss carryforwards totaling approximately $1,426,479, expiring in 2013.

                                  VIROPRO, INC.
                         (FORMERLY FOOD CONCEPTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE  7  -     CAPITAL  TRANSACTIONS

On March 31, 1998, the Company divested itself of its coffee operations by spinning off this business operation to Its Coffee Lovers, Inc., a Nevada corporation. On this same date, the Company acquired Insecta Sales and Research, Inc. Effective with this acquisition the Company changed its name to Viropro, Inc., (Formerly Food Concepts, Inc.). Also on this date, the entire management of the Company changed.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company's present Auditor, Baum & Company, P.A., has conducted the Company's audits for the fiscal years ended March 31, 1998 and the audit of the predecessor company Food Concepts for the year ended 1997. There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report. Except as noted in the 8-K which was filed on November 3, 2000.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the directors and executive officers of the Company.

DIRECTORS  AND  EXECUTIVE  OFFICERS
NAME                         TITLE                                    AGE
---------------------------  ---------------------------------------  ---
Hugh  D.  Johnson            Director and Secretary Treasurer          71
Patrick  V.  Quinlan         Director  and  Vice  President            52
Donald  D.  Grummer          Director  and  President                  63
Richard S. Patterson, PhD.   Director                                  65
Henry  Kornhauser            Director and Vice President of Marketing  62

     Directors of the Company hold office until the next annual meeting of Stockholders and until their successors have been elected and shall qualify or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each Annual meeting of the Company's Stockholders, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The directors and officers of the Company are as follows:

     Officer-Directors do not presently receive compensation for serving on the Board. At present, there are no pension, profit sharing or other forms of deferred compensation presently available to any employee of the Company.

Item     10.     EXECUTIVE  COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company during the fiscal year ended June 30, 1998 to all executive officers of the Company as a group and to all executive officers of the Company.

Name of Individual              Capacities  in                     Cash
or  Group                       which  served                      Compensation
-----------------------------   --------------------------------   -------------
Hugh  D.  Johnson               Director, Secretary / Treasurer      $    -0-
Patrick  V.  Quinlan            Director and Vice President          $    -0-
Donald  D.  Grummer             Director  and  President             $100,000
Richard  S.  Patterson          Director                             $    -0-
Henry  Kornhauser               Director  and  Vice  President       $    -0-
All  executive  officers
as  a  group  including
individuals named above
(5  persons)                                                         $100,000

All executive officers are not covered by the Company's major medical insurance and disability plans.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth the number and percentage, as of June 30, 1998 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name                             Percentage  Owned     Number of Shares Owned
-------------------------------  --------------------  ----------------------
Hugh  D.  Johnson                          0%                      0

Patrick  V.  Quinlan                       0%                      0

Donald  D.  Grummer                        0%                 50,000

Richard  S.  Patterson                     1%                100,000

Henry  Kornhauser                          0%                      0

Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The  Company  and  its  operating  company Insecta have borrowed money form Jade
Investments, a major shareholder of the company aggregating to the amount of $465,000. The notes covering these loans bear 10% per annum interest and are payable on demand. Interest of $24,381 has been accrued at June 30, 1998. No payments have been made.

PART  IV


Item  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

     I.  Financial  Statements  and  Schedules

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated  Financial  Statements:

     Balance  Sheets
     Statements  of  Operations
     Statements  of  Changes  in  Stockholders  Equity
     Statements  of  Cash  Flow
     Notes  to  Financial  Statements

     II.  Reports  on  Form  8-K:

     One report on Form 8-K was filed during the last quarter of the fiscal year covered by this report.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1998

                                    SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPRO,  INC.                               VIROPRO,  INC.



BY:/s/  Hugh  d.  Johnson                    BY:/s/  Donald  D.  Grummer
   ------------------------------               ------------------------------
        HUGH  D.  JOHNSON                            DONALD  D.  GRUMMER
        Secretary                                    President

Dated:  November  1,  2001                   Dated:  November  1, 2001