Form 10QSB
period 1998-09-30
VIROPRO INC
filed 2002-01-14
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: September 30, 1998
                        COMMISSION FILE NUMBER: 333-06718

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

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1998


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

Notes to Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7

PART II - OTHER INFORMATION...................................................9



SIGNATURES...................................................................10

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1998

Part I - FINANCIAL INFORMATION

VIROPRO, INC.
CONDENSED  BALANCE  SHEETS

                                                SEPTEMBER 30    JUNE  30
                                                    1998          1998
                                                (UNAUDITED)     (AUDITED)
                                                ------------  ------------
ASSETS

Current  Assets:
     Cash  and  Cash  Equivalents               $    31,339   $   110,094
     Accounts  Receivable                            49,337       117,577
     Inventory                                      216,943       221,859
                                                ------------  ------------

          Total  Current  Assets                    297,619        449,530
                                                ------------  ------------

          Total  Assets                        $    297,619   $   449,530
                                                ============  ============

LIABILITIES  AND  STOCKHOLDERS' EQUITY

Current  Liabilities:
     Accounts Payable and Accrued Expenses          227,370       296,369
     Notes  Payable                                 540,000       469,581
                                                ------------  ------------
          Total  Current  Liabilities               767,370       765,950
          Total Liabilities                         767,370       765,950
                                                ------------  ------------

Stockholders'  Equity:
     Common Stock, $.001 Par Value; 50,000,000
       Shares Authorized; 7,324,749 Issued and
       Outstanding                                    7,325         7,325
Additional  Paid  In  Capital                     1,102,734     1,102,734

Accumulated  Deficit                             (1,579,810)   (1,426,479)
                                                ------------  ------------

Total  Equity                                      (469,751)     (316,420)
                                                ------------  ------------

Total  Liabilities  and  Stockholders' Equity   $   297,619   $   449,530
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
FOR  THE  THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
(UNAUDITED)


                                                    1998          1997
                                                ------------  ------------
Revenues                                        $    76,081   $   131,343

Cost  of  Goods  Sold                                39,973        55,026
                                                ------------  ------------

Gross  Profit                                        36,108        76,317
                                                ------------  ------------

Other  General  and  Administrative  Expenses       176,839       144,764
                                                ------------  ------------

Total  Operating  Expenses                          176,839       144,764
                                                ------------  ------------

Income (Loss) Before Other Income (Expense)
  and Provision  for  Income  Taxes                (140,731)      (68,447)

     Interest  Expense                               12,600           -
                                                ------------  ------------

Net  Income  (Loss)                             $  (153,331)  $   (68,447)
                                                ============  ============


Loss  Per  Common  Share                        $   (0.0209)  $   (0.0034)
                                                ============  ============


Weighted Average Common Shares Outstanding        7,324,749    19,861,744
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  THREE MONTHS ENDED SEPTEMBER 30,  1998 and 1997
(UNAUDITED)

                                                    1998          1997
                                                ------------  ------------
Cash Flow from Operating Activities:

Net  (Loss)                                     $  (153,331)  $   (68,447)

Adjustments to Reconcile Net Loss to Net Cash
  Used  For Operating  Activities:
    Depreciation  and  Amortization                     -           2,928

Changes  in  Assets  and  Liabilities:

(Increase) Decrease in Accounts Receivable           68,240       (28,859)
(Increase) Decrease in Loans Receivable                 -          (7,335)
(Increase) Decrease in Inventory                      4,916        45,146
Increase (Decrease) in Accounts Payable
  and  Accrued  Expenses                            (68,999)       46,275
                                                ------------  ------------
Net  Cash  Used  in  Operating  Activities         (149,174)      (10,292)
                                                ------------  ------------

Cash  Flow  from  Financing  Activities:
Reduction  in  Notes  Payable                        70,419        (4,500)
                                                ------------  ------------

Net  Cash  Used  in  Financing  Activities           70,419        (4,500)
                                                ------------  ------------

Net  increase  (decrease)  in  Cash                 (78,755)      (14,792)

Cash  -  Beginning                                  110,094          (269)
                                                ------------  ------------

Cash  -  Ending                                 $    31,339   $   (15,061)
                                                ============  ============

                                 VIROPRO, INC.
                    NOTES TO  CONDENSED FINANCIAL STATEMENTS

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

B.        SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

          The condensed balance sheets as of September 30, 1998, the related periods ended September 30 1998 and September 30, 1997, and the three-month period ended September 30, 1998 and September 30, 1997 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

          The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. The condensed balance sheet, was derived from the Company's financial statements, but may not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's June 30, 1998 financial statements.

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

                                 VIROPRO, INC.
                    NOTES TO  CONDENSED FINANCIAL STATEMENTS

NOTE 1 -     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). All inventories on hand were held by the Company at their facility.

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

NET  LOSS  PER  SHARE

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net losses per share is computed by dividing net loss of $153,331 and $68,447, respectively by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation, as their effort would have been anti-dilutive.

                                 VIROPRO, INC.
                    NOTES TO  CONDENSED FINANCIAL STATEMENTS

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

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Three  Months  Ended  September  30,  1998  and  1997

During the three month period ending September 30, 1998, the Company incurred a loss of $153,331 compared to a loss of $68,447 for the same period ended September 30, 1997. Gross profit for the three month period ended September 30, 1998 decreased by $15,000 compared to the same period of the prior year. Operating expenses increased by approximately $32,000 for the three month period ended September 30, 1998 compared to the same period ended September 1997.

REVENUES

During the three month period ended September 30, 1998, the Company's revenues were $76,081 compared to $131,343 for the same period ended September 30, 1997. Revenues for the period ended September 30, 1998 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues for the period ended September 30, 1997 were derived from the sale of coffee by the predecessor company Food Concepts, Inc. In both years, revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to the change in business focus from a coffee wholesaler to an insecticide manufacturer and marketer.

OPERATING  EXPENSES

During the three months ended September 30, 1998 the Company incurred $176,839 in operating expenses as compared to $144,764 in the same period in 1997. This increase was primarily driven in the area of selling, general & administrative expenses.

Material  changes  in  financial  condition,  longevity  and  capital resources.

At September 30, 1998, the Company had $31,339 in cash and cash equivalents compared to $110,094 at the start of the fiscal year, June 30, 1998. The Company had negative working capital of approximately $470,000 at September 30, 1998. The Company's operations are not generating sufficient cash to maintain its present operations. During 1998, monthly expenses averaged approximately $60,000. The Company's cash resources are determined entirely on the volume of sales and we cannot estimate how much they will contribute to cash flow. The Company has reviewed all non essential activities and expenditures and will aggressively curtail these items to assist in reducing the cash used in operating activities.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 1998


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

3.       Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending September 30, 1998.



                                    SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


VIROPRO, INC.



Date: January XX, 2002                    By: /s/ Hugh Johnson
                                         --------------------------------
                                         Hugh Johnson, President