Form 10QSB
period 1998-12-31
VIROPRO INC
filed 2002-01-14
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: December 31, 1998
                        COMMISSION FILE NUMBER: 333-06718

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

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1998, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               DECEMBER 31, 1998


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

Notes to Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7

PART II - OTHER INFORMATION...................................................9



SIGNATURES...................................................................10

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 1998

PART I - FINANCIAL INFORMATION

VIROPRO, INC.
CONDENSED  BALANCE  SHEETS


                                                DECEMBER  31    JUNE  30
                                                    1998          1998
                                                (UNAUDITED)     (AUDITED)
                                                ------------  ------------
ASSETS

Current  Assets:
     Cash  and  Cash  Equivalents      $             (3,697)  $   110,094
     Accounts  Receivable                            10,207       117,577
     Inventory                                      177,988       221,859
                                                ------------  ------------

          Total  Current  Assets                    184,498       449,530
                                                ------------  ------------
          Total  Assets                         $   184,498   $   449,530
                                                ============  ============

LIABILITIES  AND  STOCKHOLDERS' EQUITY

Current  Liabilities:
     Accounts  Payable  and Accrued Expenses        305,461       296,369
     Notes  Payable                  560,000                      469,581
                                                ------------  ------------

          Total  Current  Liabilities               865,461       765,950
          Total Liabilities                         865,461       765,950
                                                ------------  ------------
Stockholders'  Equity:
     Common Stock, $.001 Par Value; 50,000,000
       Shares Authorized; 7,324,749 Issued and
       Outstanding                                    7,325         7,325
Additional  Paid  In  Capital                     1,102,734     1,102,734

Accumulated  Deficit                             (1,791,022)   (1,426,479)
                                                ------------  ------------
Total  Equity                                      (680,963)     (316,420)
                                                ------------  ------------
Total Liabilities and Stockholders' Equity      $   184,498   $   449,530
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
FOR  THE  THREE  MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)

                                                    1998          1997
                                                ------------  ------------


Revenues                                        $    55,038   $   241,826

Cost  of  Goods  Sold                               100,402        96,518
                                                ------------  ------------


Gross  Profit                                       (45,364)      145,308
                                                ------------  ------------


Other General and Administrative Expenses           159,908       158,348
                                                ------------  ------------

Total  Operating  Expenses                          159,908       158,348
                                                ------------  ------------

Income (Loss) Before Other Income (Expense)
  And Provision for Income Taxes                   (205,272)      (13,040)

     Interest  Expense                               13,750         1,256
                                                ------------  ------------

Net  Income  (Loss)                             $  (219,022)  $   (14,296)
                                                ============  ============


Loss  Per  Common  Share                        $   (0.0299)  $   (0.0007)
                                                ============  ============


Weighted Average Common Shares Outstanding        7,324,749    19,861,744
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
FOR  THE SIX MONTHS ENDED DECEMBER 31, 1998 and 1997
(UNAUDITED)

                                                    1998          1997
                                                ------------  ------------

Revenues                                        $   131,119   $   373,169

Cost  of  Goods  Sold                               140,375       151,544
                                                ------------  ------------


Gross  Profit                                        (9,256)      221,625
                                                ------------  ------------

Other  General  and  Administrative  Expenses       328,937       303,112
                                                ------------  ------------

Total  Operating  Expenses                          328,937       303,112
                                                ------------  ------------

Income (Loss) Before Other Income (Expense)
  And Provision  for  Income  Taxes                (338,193)      (81,487)

     Interest  Expense                               26,350         1,256
                                                ------------  ------------

Net  Income  (Loss)                             $  (364,543)  $   (82,743)
                                                ============  ============


Loss  Per  Common  Share                        $   (0.0498)  $   (0.0042)
                                                ============  ============


Weighted Average Common Shares Outstanding        7,324,749    19,861,744
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  CASH  FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 and 1997
(UNAUDITED)


                                                    1998          1997
                                                ------------  ------------

Cash  Flow  from  Operating  Activities:
Net  (Loss)                                     $  (364,543)  $   (82,743)

Adjustments to Reconcile Net Loss to Net
  Cash Used For Operating  Activities:
     Depreciation  and  Amortization                    -           5,855

Changes in Assets and Liabilities:

(Increase) Decrease in Accounts Receivable          107,370       (22,166)
(Increase) Decrease in Inventory                     43,872        36,368
Increase (Decrease) in Loans Receivable                 -         (14,364)
Increase (Decrease) in Accounts Payable
  and  Accrued  Expenses                              9,092        48,253
                                                ------------  ------------

Net  Cash  Used  in  Operating  Activities         (204,209)      (28,797)

Cash Flow from Financing Activities:
Reduction  in  Notes  Payable                        90,418        (7,245)
                                                ------------  ------------

Net  Cash  Used  in  Financing  Activities           90,418        (7,245)

Net  increase  (decrease)  in  Cash                (113,791)      (36,042)

Cash  -  Beginning                                  110,094          (269)
                                                ------------  ------------

Cash  -  Ending                                 $    (3,697)  $   (36,311)
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

B.        SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

          The condensed balance sheets as of December 31, 1998, the related periods ended December 31, 1998 and 1997, and the three-month period ended December 31, 1998 and 1997 and the six month period ended December 31, 1998 and 1997, the related condensed statements of cash flow for the six month periods ended December 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

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

NET  LOSS  PER  SHARE

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net losses per share is computed by dividing net loss of $364,543 and $82,743, respectively by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation, as their effort would have been anti-dilutive.

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

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Three  Months  Ended  December  31,  1998  and  1997

During the three month period ending December 31, 1998, the Company incurred a loss of $219,022 compared to a loss of $14,296 for the same period ended December 31, 1997. Gross profit for the three month period ended December 31, 1998 decreased by $190,672 compared to the same period of the prior year. Operating expenses increased by approximately $1,500 for the three month period ended December 31, 1998 compared to the same period ended December 1997.

REVENUES

During the three month period ended December 31, 1998, the Company's revenues were $55,038 compared to $241,826 for the same period ended December 31, 1997. Revenues for the period ended December 31, 1998 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues for the period ended December 31, 1997 were derived from the sale of coffee by the predecessor company Food Concepts, Inc. In both years, revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to the change in business focus from a coffee wholesaler to an insecticide manufacturer and marketer.

OPERATING  EXPENSES

During the three month ended December 31, 1998 the Company incurred $159,908 in operating expenses as compared to $158,348 in the same period in 1997. This increase was primarily driven in the area of selling, general & administrative expenses.

Material  changes  in  financial  condition,  longevity  and  capital resources.

At December 31, 1998, the Company had $(3,697) in cash and cash equivalents compared to $110,094 at the start of the fiscal year, June 30, 1998. The Company had negative working capital of approximately $681,000 at December 31, 1998. The Company's operations are not generating sufficient cash to maintain its present operations. During 1998, monthly expenses averaged approximately $54,000. The Company's cash resources are determined entirely on the volume of sales and we cannot estimate how much they will contribute to cash flow. The Company has reviewed all non essential activities and expenditures and will aggressively curtail these items to assist in reducing the cash used in operating activities.


Six  Months  Ended  December  31,  1998  and  1997

During the six month period ending December 31, 1998, the Company incurred a loss of $364,543 compared to a loss of $82,743 for the same period ended
December 31, 1997. Gross profit for the six month period ended December 31, 1998 decreased by $230,881 compared to the same period of the prior year. Operating expenses increased by approximately $29,000 for the three month period ended December 31, 1998 compared to the same period ended December 1997.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               DECEMBER 31, 1998

REVENUES

During the six month period ended December 31, 1998, the Company's revenues were $131,119 compared to $373,169 for the same period ended December 31, 1997.
Revenues for the period ended December 31, 1998 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues for the period ended December 31, 1997 were derived from the sale of coffee by the predecessor company Food Concepts, Inc. In both years, revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to the change in business focus from a coffee wholesaler to an insecticide manufacturer and marketer.

OPERATING  EXPENSES

During the six months ended December 31, 1998 the Company incurred $328,937 in operating expenses as compared to $303,112 in the same period in 1997. This increase was primarily driven in the area of selling, general & administrative expenses.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 1998


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

3.       Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending December 31, 1998.



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