Form 10QSB
period 1999-03-31
VIROPRO INC
filed 2002-01-14
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED:  March 31, 1999
                        COMMISSION FILE NUMBER: 333-06718

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

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1999, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1999


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

Notes to Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7

PART II - OTHER INFORMATION...................................................9



SIGNATURES...................................................................10

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                  MARCH 31, 1999

PART I - FINANCIAL INFORMATION

VIROPRO, INC.
CONDENSED  BALANCE  SHEETS


                                                  MARCH 31      JUNE  30
                                                    1999          1998
                                                (UNAUDITED)     (AUDITED)
                                                ------------  ------------
ASSETS
Current  Assets:
     Cash  and  Cash  Equivalents               $     4,193   $   110,094
     Accounts  Receivable                            20,332       117,577
     Inventory                                      144,932       221,859
                                                ------------  ------------

          Total  Current  Assets                    169,457       449,530
                                                ------------  ------------

          Total  Assets                         $   169,457   $   449,530
                                                ============  ============

LIABILITIES  AND  STOCKHOLDERS' EQUITY

Current  Liabilities:
     Accounts  Payable  and Accrued Expenses        305,275       296,369
     Notes  Payable                                 580,000       469,581
                                                ------------  ------------

          Total  Current  Liabilities               885,275       765,950
          Total Liabilities                         885,275       765,950
                                                ------------  ------------

Stockholders'  Equity:
     Common Stock, $.001 Par Value; 50,000,000
       Shares Authorized; 7,324,749 Issued and
       Outstanding                                    7,325         7,325

Additional  Paid  In  Capital                     1,102,734     1,102,734

Accumulated  Deficit                             (1,825,877)   (1,426,479)
                                                ------------  ------------

Total  Equity                                      (715,818)     (316,420)
                                                ------------  ------------

Total Liabilities and Stockholders' Equity      $   169,457   $   449,530
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
FOR  THE  THREE MONTHS ENDED MARCH 31,  1999 and 1998
(UNAUDITED)


                                                    1999          1998
                                                ------------  ------------

Revenues                                        $    83,172   $   119,568

Cost  of  Goods  Sold                                22,197        52,252
                                                ------------  ------------


Gross  Profit                                        60,975        67,316
                                                ------------  ------------


Other  General  and  Administrative  Expenses        81,580        39,970
                                                ------------  ------------

Total Operating Expenses                             81,580        39,970
                                                ------------  ------------

Income (Loss) Before Other Income (Expense)
  and Provision for Income Taxes                    (20,605)       27,346

  Interest  Expense                                  14,250         1,000
                                                ------------  ------------

Net  Income  (Loss)                             $   (34,855)  $    26,346
                                                ============  ============


Loss  Per  Common  Share                        $   (0.0048)  $    0.0013
                                                ============  ============


Weighted Average Common Shares Outstanding        7,324,749    19,861,744
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31,  1999 and 1998
(UNAUDITED)

                                                    1999          1998
                                                ------------  ------------
Revenues                                        $   214,291   $   492,737

Cost  of  Goods  Sold                               162,572       203,796
                                                ------------  ------------


Gross  Profit                                        51,719       288,941
                                                ------------  ------------


Other  General  and  Administrative  Expenses       410,517       343,082
                                                ------------  ------------


Total  Operating  Expenses                          410,517       343,082
                                                ------------  ------------


Income (Loss) Before Other Income (Expense)
  and Provision  for  Income  Taxes                (358,798)      (54,141)

  Interest  Expense                                  40,600         2,256
                                                ------------  ------------

Net  Income  (Loss)                             $  (399,398)  $   (56,397)
                                                ============  ============


Loss  Per  Common  Share                        $   (0.0545)  $   (0.0028)
                                                ============  ============


Weighted Average Common Shares Outstanding        7,324,749     19,861,744
                                                ============  ============

VIROPRO,  INC.
CONDENSED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  NINE MONTHS  ENDED MARCH 31,  1999 and 1998
(UNAUDITED)


                                                    1999          1998
                                                ------------  ------------

Cash  Flow  from  Operating  Activities:
Net  (Loss)                                     $  (399,398)  $   (56,397)

Adjustments to Reconcile Net Loss to Net
  Cash  Used  For Operating  Activities:
     Depreciation  and  Amortization                    -          9,464

Changes  in  Assets  and  Liabilities:

(Increase) Decrease in Accounts Receivable           97,246       64,003
(Increase) Decrease in Inventory                     76,927       70,253
Increase (Decrease) in Loans Receivable                 -        (35,624)
Increase (Decrease) in Accounts Payable
  and  Accrued  Expenses                              8,906      (43,260)
                                                ------------  ------------

Net  Cash  Used  in  Operating  Activities         (216,319)       8,439

Cash  Flow  from  Investing  Activities:                -         (6,360)
                                                ------------  ------------

Cash  Flow  from  Financing  Activities:
Reduction  in  Notes  Payable                       110,418        (7,245)
                                                ------------  ------------
Net  Cash  Used  in  Financing  Activities          110,418        (7,245)
                                                ------------  ------------

Net  increase  (decrease)  in  Cash                (105,901)       (5,166)

Cash  -  Beginning                                  110,094          (269)
                                                ------------  ------------

Cash  -  Ending                                 $     4,193   $    (5,435)
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

B.        SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

          The condensed balance sheets as of March 31, 1999, the related periods ended March 31, 1999 and March 31,1998, and the three-month period ended March 31, 1999 and March 31, 1998, the related condensed statements of cash flows for the nine month periods ended March 31, 1999 and March 31, 1998 are unaudited. In the opinion of management, all adjustments necessary consisted of normal recurring items. Interim results may not be indicative of results for a full year.

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

NET  LOSS  PER  SHARE

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net losses per share is computed by dividing net loss of $399,398 and $56,397, respectively by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation, as their effort would have been anti-dilutive.

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

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Three  Months  Ended  March  31,  1999  and  1998

During the three month period ending March 31, 1999, the Company incurred a loss of $34,855 compared to a profit of $26,346 for the same period ended March 31, 1998. Gross profit for the three month period ended March 31, 1999 decreased by $6,341 compared to the same period of the prior year. Operating expenses increased by approximately $42,00 for the three month period ended March 31, 1999 compared to the same period ended March 1998.

REVENUES

During the three month period ended March 31, 1999, the Company's revenues were $83,172 compared to $119,568 for the same period ended March 31, 1998. Revenues for the period ended March 31, 1999 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues for the period ended March 31, 1998 were derived from the sale of coffee by the predecessor company Food Concepts, Inc. In both years, revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to the change in business focus from a coffee wholesaler to an insecticide manufacturer and marketer.

OPERATING  EXPENSES

During the three months ended March 31, 1999 the Company incurred $81,580 in operating expenses as compared to $39,970 in the same period in 1998. This increase was primarily driven in the area of selling, general & administrative expenses.

Material  changes  in  financial  condition,  longevity  and  capital resources.

At March 31, 1999, the Company had $4,193 in cash and cash equivalents compared to $110,094 at the start of the fiscal year, June 30, 1998. The Company had negative working capital of approximately $716,000 at March 31, 1999. The Company's operations are not generating sufficient cash to maintain its present operations. The Company's cash resources are determined entirely on the volume of sales and we cannot estimate how much they will contribute to cash flow. The Company has reviewed all non essential activities and expenditures and will aggressively curtail these items to assist in reducing the cash used in operating activities.

Nine  Months  Ended  March  31,  1999  and  1998

During the nine month period ending March 31, 1999, the Company incurred a loss of $399,398 compared to a loss of $56,397 for the same period ended March 31, 1998. Gross profit for the nine month period ended March 31, 1999 decreased by $237,222 compared to the same period of the prior year. Operating expenses increased by approximately $67,435 for the nine month period ended March 31, 1999 compared to the same period ended March 1998.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

REVENUES

During the nine month period ended March 31, 1999, the Company's revenues were $214,291 compared to $492,737 for the same period ended March 31, 1998. Revenues for the period ended March 31, 1999 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues for the period ended March 31, 1998 were derived from the sale of coffee by the predecessor company Food Concepts, Inc. In both years, revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to the change in business focus from a coffee wholesaler to an insecticide manufacturer and marketer.

OPERATING  EXPENSES

During the nine months ended March 31, 1999 the Company incurred $410,517 in operating expenses as compared to $343,082 in the same period in 1998. This increase was primarily driven in the area of selling, general & administrative expenses.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1999


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

3.       Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending March 31, 1999.



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