Form 10KSB
period 1999-06-30
VIROPRO INC
filed 2002-07-26
CIK 703901

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

         For  the  Fiscal  Year  Ended  June  30,  1999

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

State  Registrant's  revenues  for  its  most  recent  fiscal  year:    $280,507

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 1999: $ 73,247.

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of June 30, 1999 was 7,324,749.

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













(This  space  left  intentionally  blank.)

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

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

     On March 31, 1998, the Company divested itself of its coffee operations by spinning off this business operation to It's Coffee Lovers, Inc., a Nevada corporation. On this same date, the Company acquired Insecta Sales and Research, Inc. Effective with this acquisition the Company changed its name to Viropro, Inc. Also on this date, the entire management of the Company changed with the resignations of Herb and Francis Glaubman and the appointment of Donald Grummer, as President; and Pat Quinlan as Vice President.

     From March 31, 1998 through the fiscal year ended June 30, 1999, Viropro's sole operational division is Insecta Sales and Research, Inc., which markets a line of insecticide products under the brand name Insecta. The change in business focus manifested through the acquisition of Insecta allows the Company to effectively develop and aggressively market high quality, preemptive and efficacious insect control products which are marketed to consumers and industrial users and insect control professionals.

     The Company has approximately 500 accounts and a market that is very diversified. No customers account for more than 10 percent of the Company's present revenues.

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

    The Company has received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company's products will be no longer available for sale for consumer or professional use effective December 2001. The Company will have until this date to sell its inventory of products containing this ingredient. The Company is actively seeking a replacement active ingredient. There can be no assurances that the Company will be able to locate such a replacement or that such replacement if found will have the same level of efficacy, consumer or EPA acceptance or level of profitability.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

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

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

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

                                    VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

                                          SHARES  OVER  THE  COUNTER

                                        LOW               HIGH
QUARTER  ENDING                         BID               BID
------------------------------------    ---------         ---------
June  30,  1996                           $0.83              $0.97
September  30,  1996                      $0.04              $0.05
December  31,  1996                       $0.04              $0.07
March  31,  1997                          $0.04              $0.07
June  30,  1997                           $0.04              $0.06
September  30,  1997                      $1.05              $1.10
December  31,  1997                       $0.20              $0.24
March  31,  1998                          $0.10              $0.14
June  30,  1998                           $0.43              $0.45
September 30, 1998                        $0.20              $0.37
December 31, 1998                         $0.04              $0.075
March 31, 1999                            $0.10              $0.12
June 30, 1999                             $0.04              $0.065

     As of June 30, 1999 there were in excess of 540 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

RESULTS  OF  OPERATIONS

Twelve  months  ended  June  30,  1999  and  1998

During the twelve month period ending June 31, 1999, the Company incurred a loss of $524,761 compared to a loss of $985,998 for the same period ended June 30, 1998. The decrease in loss was primarily due to decreases in selling, general and administrative expenses.

Revenues

During the twelve month period ending June 30, 1999, the Company's revenues were $280,507 compared to $526,963 for the same period ended June 30, 1998.
Prior to March 31, 1998, revenues were principally from the sales and distribution of coffee to the companies accounts. From March 31, 1998 to June 30, 1999 revenues were principally from the sale and distribution of insecticide products to consumers, industrial users and professional, commercial accounts. All revenues received in the fiscal year ending June 30, 1999 were from insecticide sales. Revenue from sales activities are recognized when the product is shipped to the client. Revenue is totally dependant on the Company's ability to sell and distribute it's products.

Operating  Expenses

During the twelve months ended June 30, 1999, the Company incurred $493,337 in operating expenses as compared to $998,644 in the same period in 1998. This decrease reflects the absense of the extraordinary items relating to the spin-off of the coffee operations and deceases in purchases and trade payables which are related to the change in business focus.

Material  Changes  in  Financial  Condition,  Liquidity  and  Capital  Resources

At June 30, 1999, the Company had $213 in cash and cash equivalents compared to $110,094 for the same period in 1998. Company operations are not generating sufficient cash to maintain its present operations. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The Company is reviewing all non-essential activities and expenditures and will be aggressively curtailing these items to assist in reducing the cash used in operating activities. To meet its capital requirements, the Company borrowed $465,000 from a shareholder. This loan is a demand note bearing a 10% interest rate.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

Item  7.  Financial  Statements




                                 VIROPRO,  INC.

                         (Formerly Food Concepts, Inc.)

                          AUDITED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998



















                                  VIROPRO, INC.

                         (Formerly Food Concepts, Inc.)





                               TABLE  OF  CONTENTS


                                                           PAGE


Report  of  Certified  Public  Accountants
  on  the  Financial  Statements                             1

Financial  Statements

Balance  Sheet                                               2
Statements  of  Operations                                   3
Statements  of  Shareholders'  Equity  (Deficiency)          4
Statements  of  Cash  Flows                                  5
Notes  to  Financial  Statements                           6-9

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida  33071
                                 (954) 752-1712

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Viropro, Inc.


We have audited the accompanying balance sheet of Viropro, Inc. (formerly Food Concepts, Inc.) as of June 30, 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain sufficient documentation relating to the sale of common stock and the transactions involved in the divestiture of the coffee business which occurred in the prior year which is reflected in the statement of changes in stockholders' equity. Due to the lack of accurate information reflecting these transactions we were not able to satisfy ourselves as to the balance of additional paid in capital. We were also unable to confirm accounts payable at June 30, 1999.

In our opinion, except for the effects of adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the items in the previous paragraph, the financial statements present fairly in all material respects the financial position of Viropro, Inc. (formerly Food Concepts, Inc.) as of June 30, 1999 and the results of its operations and cash flows for the years ended June 30, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baum & Company PA

Coral  Springs,  Florida
March  22,  2002

                                 VIROPRO,  INC.
                         (Formerly Food Concepts, Inc.)
                                  BALANCE SHEET
                                  JUNE 30, 1999



                                     ASSETS

Current  Assets
     Cash                                                 $        213
     Accounts  receivable                                       10,117
     Inventory                                                  32,126
                                                          -------------
          Total  Current  Assets                                42,456
                                                          -------------

Total  Assets                                             $     42,456
                                                          =============

                LIABILITIES  &  SHAREHOLDERS'  EQUITY  (DEFICIENCY)

Current  Liabilities
     Accounts  payable  and  accrued  expenses            $    300,437
     Notes payable                                             583,200
                                                          -------------
     Total  current  Liabilities                               883,637
                                                          -------------
Total  Liabilities                                             883,637
                                                          -------------

Shareholders'  Equity
     Common stock - $.001 par value; authorized
       50,000,000; issued and outstanding 7,324,749
       shares                                                    7,475
     Additional  Paid-In-Capital                             1,102,584
     Accumulated  Deficit                                   (1,951,240)
                                                          -------------
          Total Shareholders' Equity (Deficiency)             (841,181)
                                                          -------------
     Total  Liabilities  &  Shareholders'
         Equity  (Deficiency)                             $     42,456
                                                          =============


















     See  accompanying  notes  to  financial  statements.

                                 VIROPRO,  INC.
                         (Formerly Food Concepts, Inc.)
                            STATEMENTS  OF  OPERATIONS
                 FOR  THE  YEARS  ENDED  JUNE  30,  1999  and  1998

                                                      1999          1998
                                                 -------------  -------------

Sales  (net)                                     $    280,507   $    526,963
Cost  of  sales                                       256,857        514,200
                                                 -------------  -------------

Gross  profit                                          23,650         12,763
                                                 -------------  -------------

Operating  Expenses:

Selling,  general  and  administrative                493,337        944,644
                                                 -------------  -------------
Income (loss) before interest and
  other expense                                      (469,687)      (931,881)

Interest  and  other  expenses

  Interest  expense                                   (55,074)       (30,958)
  Loss from discontinued  operations                        0        (23,159)
                                                 -------------  -------------

     Total  interest and other expenses               (55,074)       (54,117)
                                                 -------------  -------------
Net  Loss before provision for income taxes          (524,761)      (985,998)

Provision  for  income  taxes                               0              0
                                                 -------------  -------------

Net  loss                                        $   (524,761)  $   (985,998)
                                                 =============  =============

Income  (loss)  per  common  share               $       (.07)  $       (.13)
                                                 =============  =============

Weighted  average  common shares outstanding        7,474,749      7,324,749
                                                 =============  =============


















     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                         (Formerly Food Concepts, Inc.)
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
               FOR THE YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998



                               COMMON  STOCK          ADDITIONAL
                          --------------------------  PAID  IN      ACCUMULATED
                          Shares        Amount        CAPITAL       DEFICIT
                          ------------  ------------  ------------  ------------
Balance June 30, 1997         993,100   $       993   $ 1,023,122   $  (811,689)

Issuance  of  stock           678,899           679        79,612

Issued  at  merger          5,652,750         5,653
Spin-off of subsidiary                                                  371,208
Net loss June 30, 1998                                                 (985,998)
                          ------------  ------------  ------------  ------------
Balance  June 30, 1998      7,324,749   $     7,325   $ 1,102,734   $(1,426,479)

Stock  adjustment             150,000           150          (150)

Net loss - June 30, 1999                                               (524,761)
                          ------------  ------------  ------------  ------------
Balance  June  30,  1999     7,474,749  $     7,475   $ 1,102,584   $(1,951,240)
                          ============  ============  ============  ============


































     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                         (Formerly Food Concepts, Inc.)
                           STATEMENT  OF  CASH  FLOWS
                       FOR  THE  YEARS  ENDED  JUNE  30,

                                                      1999          1998
                                                 -------------  -------------
Cash  Flows  From  Operations:
  Net  Loss                                      $   (524,761)  $   (985,998)
  Adjustments to Reconcile Net Income To Net
    Cash  Used  for Operating  Activities:
      Loss on abandonment of fixed  ssets                   0         29,930
  Adjustment to equity resulting from spin-off
    of subsidiary                                           0        371,208
 Changes in Assets and Liabilities:
  (Increase)  Decrease in Accounts
    Receivable                                        107,460         (6,923)
  (Increase) Decrease in Inventory                    189,737        (69,081)
  (Increase) Decrease in Loans Receivable                   0            750
  (Increase) Decrease in Other  Assets                      0          19,001
   Increase  (Decrease) in Accounts Payable
     and Accrued  Expenses                              4,064         208,580
                                                 -------------  -------------
Net  Cash  Used  in  Operations                      (223,500)      (432,533)
                                                 -------------  -------------

Cash Flows from Financing Activities:
  Increase  (Decrease)  in  Note  Payable             113,619        462,336
  Proceeds  from  Sale of Common Stock                      0         80,291
                                                 -------------  -------------
Net  Cash  Used  in  Financing  Activities            113,619        542,627
                                                 -------------  -------------

Net  Increase  (Decrease)  in  Cash                   (109,881)      110,094
Cash  -  Beginning  of  Period                         110,094             0
                                                 -------------  -------------

Cash  -  End  of  Period                         $        213   $    110,094
                                                 =============  =============

Supplemental  Cash  Flow  Information:
  Interest  Expense  Paid                        $          0   $          0
  Interest  Taxes  Paid                          $          0   $          0


















     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                         (Formerly Food Concepts, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

During 1999 the Company maintained cash and equivalents with a bank. Bank deposits are insured by the FDIC up to $100,000. The Company may, from time to time, maintain balances in excess of these insured limits.

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

     Office  furniture  and  equipment          5  to  7  years
     Machinery  and  equipment                  5  to  7  years

                                  VIROPRO, INC.
                         (Formerly Food Concepts, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 1 -     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). All inventories on hand at June 30, 1999 were held by the Company at their facility.

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

The Company has recorded a deferred tax asset of approximately $580,721 at June 30, 1999, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

Net  Loss  Per  Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net losses per share is computed by dividing net loss of $514,761 for 1999 and $985,998 for 1998 , respectively, by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation as their effort would have been anti-dilutive.

                                  VIROPRO, INC.
                         (Formerly Food Concepts, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

In view of these matters continued operations of the Company are dependent upon the Company's ability to meet its financial obligations and to enter into a profitable enterpriseManagement is pursuing opportunities for the Company to continue as a going concern.

NOTE  3  -     ACCOUNTS  RECEIVABLE

Accounts  Receivable  at  June  30,  1999,  consisted  of  the  following:

     Trade  accounts  receivable  of  $10,117.

                                  VIROPRO, INC.
                         (Formerly Food Concepts, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE  4  -     INVENTORIES

     Inventories  at  June  30,  1999  consisted  of  the  following:

     Finished  goods  $  32,126.

NOTE  5  -     RELATED  PARTY  TRANSACTIONS

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $64,046 has been accrued at June 30, 1999. No payments have been made.

NOTE  6  -     INCOME  TAXES

Thecomponents of the income tax benefit for the year ended June 30, 1999 were as follows:

     Current  Benefit
     Federal                                     $        -
     State                                               -

     Deferred  Benefit
     Federal                                     $   500,098
     State                                            80,623
     Increase in Valuation Allowance                (580,721)
                                                 ------------

     Income  Tax  Benefit                       $          0
                                                =============

At June 30, 1999, the Company had deferred tax assets of $580,721 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

The Company has net operating loss carryforwards totaling approximately $1,951,000, expiring in 2014.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's present Auditor, Baum & Company, P.A., has conducted the Company's audits for the fiscal years ended June 30, 1999 and 1998 and the audit of the predecessor company Food Concepts for the year ended 1997. There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report, except as noted in the 8-K which was filed on November 3, 2000.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the directors and executive officers of the Company.

DIRECTORS  AND  EXECUTIVE  OFFICERS
NAME                         TITLE                                    AGE
---------------------------  ---------------------------------------  ---
Hugh  D.  Johnson            Director and Secretary Treasurer          72
Patrick  V.  Quinlan         Director  and  Vice  President            53
Donald  D.  Grummer          Director  and  President                  64
Richard S. Patterson, PhD.   Director                                  65
Henry  Kornhauser            Director                                  63

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

Item     10.     EXECUTIVE  COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company during the fiscal year ended June 30, 1999 to all executive officers of the Company as a group and to all executive officers of the Company.

Name of Individual              Capacities  in                     Cash
or  Group                       which  served                      Compensation
-----------------------------   --------------------------------   -------------
Hugh  D.  Johnson               Director, Secretary / Treasurer      $    -0-
Patrick  V.  Quinlan            Director and Vice President          $    -0-
Donald  D.  Grummer             Director  and  President             $100,000
Richard  S.  Patterson          Director                             $    -0-
Henry  Kornhauser               Director                             $    -0-
All  executive  officers
as  a  group  including
individuals named above
(5  persons)                                                         $100,000

All executive officers are not covered by the Company's major medical insurance and disability plans.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth the number and percentage, as of June 30, 1999 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

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

Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The  Company  and  its  operating  company Insecta have borrowed money form Jade
Investments, a major shareholder of the company aggregating to the amount of $465,000. The notes covering these loans bear 10% per annum interest and are payable on demand. Interest of $64,046 has been accrued at June 30, 1999. No payments have been made.

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

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

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

Dated:  July 11, 2002                   Dated:  July 11, 2002