Form 10QSB
period 1999-09-30
VIROPRO INC
filed 2002-07-26
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: September 30, 1999
                        COMMISSION FILE NUMBER: 333-06718

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

              3163 Kennedy Boulevard, Jersey City, New Jersey 07306
          ------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (201) 217-4137
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1999, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999


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

Notes to Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7

PART II - OTHER INFORMATION...................................................9



SIGNATURES...................................................................10

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

Part I - FINANCIAL INFORMATION

                                  VIROPRO, INC.
                                  BALANCE SHEET
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999



                                                  SEPTEMBER 30      JUNE 30
                                                      1999            1999
                                                  (Unaudited)
                                                 --------------  --------------
ASSETS
Current  Assets
  Cash                                           $       7,032   $         213
  Accounts  Receivable                                       0          10,117
  Inventory                                              4,762          32,122
                                                 --------------  --------------
Total  Current  Assets                                  11,794          42,452
                                                 --------------  --------------
Total  Assets                                    $      11,794   $      42,452
                                                 ==============  ==============

LIABILITIES  &  SHAREHOLDERS'  EQUITY  (DEFICIENCY)

Current  Liabilities
  Accounts payable and accrued expenses          $     290,933   $     300,437
  Notes  payable                                       583,200         583,200
                                                 --------------  --------------
     Total  current  Liabilities                       874,133         883,637
                                                 --------------  --------------
Total  Liabilities                                     874,133         883,637
                                                 --------------  --------------

Shareholders'  Equity
  Common stock - $.001 par value; authorized
    50,000,000; issued and outstanding
    7,324,749  shares                                    7,475           7,475
  Additional Paid-In-Capital                         1,102,584       1,102,584
  Accumulated  Deficit                              (1,972,398)     (1,951,240)
                                                 --------------  --------------
    Total Shareholders' Equity (Deficiency)           (862,339)       (841,181)
                                                 --------------  --------------
Total Liabilities & Shareholders' Equity
  (Deficiency)                                   $      11,794   $      42,452
                                                 ==============  ==============











     See  accompanying  notes  to  financial  statements.

                                VIROPRO,  INC.
                          STATEMENTS  OF  OPERATIONS
          FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

                                                      1999            1998
                                                 --------------  --------------

Sales  (net)                                     $      43,024   $      76,081
Cost  of  sales                                         23,500          39,973
                                                 --------------  --------------
Gross  profit                                           19,524          36,108
                                                 --------------  --------------

Operating  Expenses:

  Selling, general and administrative                  26,102          176,839
                                                 --------------  --------------
Income (loss) before interest and other expense         (6,578)       (140,731)

Interest and other expenses
  Interest  expense                                    (14,580)        (12,600)
                                                 --------------  --------------
     Total  interest and other expenses                (14,580)        (12,600)
                                                 --------------  --------------

Net Loss before provision for income taxes             (21,158)       (153,331)
Provision  for  income  taxes                                0               0
                                                 --------------  --------------
Net  loss                                        $     (21,158)  $    (153,331)
                                                 ==============  ==============

Income  (loss)  per  common  share               $        (.03)  $        (.02)
                                                 ==============  ==============

Weighted  average  common shares outstanding         7,474,749       7,324,749
                                                 ==============  ==============
























     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 1999 AND 1998

                                                      1999            1998
                                                 --------------  --------------
Cash  Flows  From  Operations:
  Net  Loss                                      $     (21,158)  $    (153,331)
  Adjustments to Reconcile Net Income To Net
    Cash Used for Operating  Activities:
    Changes  in  Assets  and  Liabilities:
      (Increase) Decrease in Accounts Receivable        10,117          68,240
      (Increase) Decrease in Inventory                  27,362           4,916
       Increase (Decrease) in Accounts Payable
       and Accrued Expenses                             (9,502)        (68,999)
                                                 --------------  --------------
Net  Cash  Used  in  Operations                          6,819        (149,174)

Cash  Flows  from  Financing  Activities:
  Increase  (Decrease)  in  Note  Payable                    0          70,419
                                                 --------------  --------------
Net  Cash  Used  in  Financing  Activities                   0          70,419
                                                 --------------  --------------

Net  Increase  (Decrease)  in  Cash                      6,819         (78,555)
Cash  -  Beginning  of  Period                             213         110,094
                                                 --------------  --------------

Cash  -  End  of  Period                         $       7,032   $      31,339
                                                 ==============  ==============

Supplemental  Cash  Flow  Information:
     Interest  Expense  Paid                     $           0   $           0
     Interest  Taxes  Paid                       $           0   $           0


























     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

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

B.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial information contained herein is unaudited but includes all normal and recurring adjustments which in the opinion of management are necessary to present fairly the information set forth. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000. These financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended June 30, 1999 included in the Company's annual report on Form 10-KSB

     CASH  AND  CASH  EQUIVALENTS
For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting primarily of money-market investments) with an original maturity or redemptions options of three months or less to be cash and equivalents.

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

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

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

The Company has recorded a deferred tax asset which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 1 -     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     NET  LOSS  PER  SHARE
The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net losses per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation as their effort would have been anti-dilutive.

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

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE  3  -     RELATED  PARTY  TRANSACTIONS

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $ 78,626 has been accrued at September 30, 1999. No payments have been made.

NOTE  4  -     INCOME  TAXES

At September, the Company had deferred tax assets of approximately $587,000 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

The Company has net operating loss carryforwards totaling approximately $1,972,000, expiring in 2014.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Three  Months  Ended  September  30,  1999  and  199

During the three month period ending September 30, 1999, the Company incurred a loss of $ 21,158 compared to a loss of $153,331 for the same period ended September 30, 1998. Gross profit for the three month period ended September 30, 1999 decreased by $ 16,584 compared to the same period of the prior year. Operating expenses decreased by approximately $150,737 for the three month period ended September 30, 1999 compared to the same period ended September 1998, due to the divestiture of the coffee business.

REVENUES

During the three month period ended September 30, 1999, the Company's revenues were $ 43,024 compared to $76,081 for the same period ended September 30, 1998. Revenues were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to the Company's lack of adequate cash flow to fund sufficient advertising and marketing to increase brand awareness and sales of its products.

OPERATING  EXPENSES

During the three months ended September 30, 1999 the Company incurred $ 26,102 in operating expenses as compared to $176,839 in the same period in 1998. This increase was primarily driven in the area of selling, general & administrative expenses.

Material  changes  in  financial  condition,  longevity  and  capital resources.

At September 30, 1999, the Company had $ 7,032 in cash and cash equivalents compared to $213 at the start of the fiscal year, June 30, 1999. The Company had negative working capital of approximately $283,901 at September 30, 1999. The Company's operations are not generating sufficient cash to maintain its present operations. During 1999, monthly expenses averaged approximately $8,700. The Company's cash resources are determined entirely on the volume of sales and we cannot estimate how much they will contribute to cash flow. The Company has reviewed all non essential activities and expenditures and will aggressively curtail these items to assist in reducing the cash used in operating activities.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 1999


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

3.       Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending September 30, 1999.



                                    SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


VIROPRO, INC.



Date: July 11, 2002                       By: /s/ Hugh Johnson
                                         --------------------------------
                                         Hugh Johnson, President