Form 10QSB
period 1999-12-31
VIROPRO INC
filed 2002-07-26
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: December 31, 1999
                        COMMISSION FILE NUMBER: 333-06718

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

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               DECEMBER 31, 1999


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

Notes to Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7

PART II - OTHER INFORMATION...................................................9



SIGNATURES...................................................................10

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 1999

PART I - FINANCIAL INFORMATION

VIROPRO,  INC.
BALANCE  SHEET
DECEMBER  31,  1999  AND  JUNE  30,  1999


                                                  DECEMBER 31       JUNE  30
                                                      1999            1999
                                                  (Unaudited)
                                                 --------------  --------------
ASSETS
Current  Assets
  Cash                                           $         214   $         213
  Accounts  Receivable                                       0          10,117
  Inventory                                                762          32,122
                                                 --------------  --------------
          Total  Current  Assets                           976          42,452
                                                 --------------  --------------
Total  Assets                                    $         976   $      42,452
                                                 ==============  ==============

LIABILITIES  &  SHAREHOLDERS'  EQUITY  (DEFICIENCY)

Current  Liabilities
  Accounts  payable  and  accrued  expenses      $     302,324   $     300,437
  Notes  payable                                       583,200         583,200
                                                 --------------  --------------

     Total  current  Liabilities                       885,524         883,637
                                                 --------------  --------------
Total  Liabilities                                     885,524         883,637
                                                 --------------  --------------

Shareholders'  Equity
  Common stock - $.001 par value; authorized
    50,000,000; issued and outstanding
    7,324,749  shares                                    7,475           7,475
  Additional  Paid-In-Capital                        1,102,584       1,102,584
  Accumulated  Deficit                              (1,949,607)     (1,951,240)
                                                 --------------  --------------

      Total Shareholders' Equity (Deficiency)         (884,548)       (841,181)
                                                 --------------  --------------
Total  Liabilities  &  Shareholders'
  Equity  (Deficiency)                           $         976   $      42,452
                                                 ==============  ==============









     See  accompanying  notes  to  financial  statements.

VIROPRO,  INC.
STATEMENTS  OF  OPERATIONS
FOR  THE  THREE  MONTHS  ENDED  DECEMBER  31  1999  AND  1998

                                                      1999           1998
                                                 --------------  --------------

Sales  (net)                                     $      36.383   $      55,038
Cost  of  sales                                         19,763         100,402
                                                 --------------  --------------

Gross  profit                                           16,620          (45,364)
                                                 --------------  --------------

Operating  Expenses:

  Selling,  general and administrative                  24,249         159,908
                                                 --------------  --------------
Income (loss) before interest and other expense         (7,629)       (205,272)

Interest  and  other  expenses

  Interest  expense                                    (14,580)         (13,750)
                                                 --------------  --------------

     Total  interest and other expenses                (14,580)        (13,750)
                                                 --------------  --------------

Net  Loss  before provision for income taxes           (22,209)       (219,022)

Provision  for  income  taxes                                0               0
                                                 --------------  --------------

Net  loss                                        $     (22,209)  $    (219,022)
                                                 ==============  ==============

Income  (loss)  per  common  share               $       (.003)  $        (.03)
                                                 ==============  ==============

Weighted  average  common shares outstanding         7,474,749       7,324,749
                                                 ==============  ==============



















     See  accompanying  notes  to  financial  statements.

VIROPRO,  INC.
STATEMENTS  OF  OPERATIONS
FOR  THE  SIX  MONTHS  ENDED  DECEMBER  31,  1999  AND  1998

                                                      1999           1998
                                                 --------------  --------------


Sales  (net)                                     $      79,408     $   131,119
Cost  of  sales                                         43,263         140,375
                                                 --------------  --------------

Gross  profit                                           36,145          (9,256)
                                                 --------------  --------------

Operating  Expenses:

     Selling,  general and administrative               50,350         328,937
                                                 --------------  --------------

Income (loss) before interest and other expense        (14,205)       (338,193)

Interest  and  other  expenses

     Interest  expense                                 (29,160)        (26,350)
                                                 --------------  --------------

    Total  interest and other expenses                 (29,160)        (26,350)
                                                 --------------  --------------

Net  Loss  before provision for income taxes          (43,365)        (364,543)

Provision  for  income  taxes                               0                0
                                                 --------------  --------------

Net  loss                                        $     (43,365)  $    (364,543)
                                                 ==============  ==============

Income  (loss)  per  common  share               $       (.006)  $        (.05)
                                                 ==============  ==============

Weighted  average  common shares outstanding         7,474,749       7,324,749
                                                 ==============  ==============

















     See  accompanying  notes  to  financial  statements.

VIROPRO,  INC.
STATEMENTS  OF  CASH  FLOWS
FOR  THE  SIX  MONTHS  ENDED  DECEMBER  30,  1999  AND  1998


                                                      1999           1998
                                                 --------------  --------------

Cash  Flows  From  Operations:
  Net  Loss                                      $     (43,365)  $    (364,543)
  Adjustments to Reconcile Net Income To Net
    Cash  Used  for Operating  Activities:

    Changes  in  Assets  and  Liabilities:
     (Increase) Decrease in Accounts Receivable         10,117         107,370
     (Increase) Decrease in Inventory                   31,360          43,872
     Increase (Decrease) in Accounts Payable and
        Accrued  Expenses                                1,889           9,092
                                                 --------------  --------------

     Net  Cash  Used  in  Operations                         1        (204,209)

Cash  Flows  from  Financing  Activities:

     Increase  (Decrease)  in  Note  Payable                 0          90,418
                                                 --------------  --------------

Net  Cash  Used  in  Financing  Activities                   0          90,418
                                                 --------------  --------------

Net  Increase  (Decrease)  in  Cash                          1        (113,791)

Cash  -  Beginning  of  Period                             213         110,094
                                                 --------------  --------------

Cash  -  End  of  Period                         $         214   $      (3,697)
                                                 ==============  ==============

Supplemental  Cash  Flow  Information:

     Interest  Expense  Paid                     $           0   $           0
     Interest  Taxes  Paid                       $           0   $           0


















     See  accompanying  notes  to  financial  statements.

VIROPRO,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1999  AND  1998

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

VIROPRO,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1999  AND  1998

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

     ADVERTISING
Advertising is expenses as incurred and is included in selling, general and administrative expenses.

VIROPRO,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1999  AND  1998

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

VIROPRO,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  1999  AND  1998


NOTE  3  -     RELATED  PARTY  TRANSACTIONS

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $ 93,206 has been accrued at December 31, 1999. No payments have been made.

NOTE  4  -     INCOME  TAXES


 The Company had deferred tax assets of approximately $594,000 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

The Company has net operating loss carryforwards totaling approximately $1,994,000, expiring in 2014.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Three  Months  Ended  December  31,  1999  and  1998

During the three month period ending December 31, 1999, the Company incurred a loss of $22,209 compared to a loss of $219,022 for the same period ended December 31, 1998. Gross profit for the three month period ended December 31, 1999 decreased by $61,984 compared to the same period of the prior year. Operating expenses decreased by approximately $135,659 for the three month period ended December 31, 1999 compared to the same period ended December 1998.

REVENUES

During the three month period ended December 31, 1999, the Company's revenues were $36,383 compared to $55,038 for the same period ended December 31, 1998. Revenues for the period ended December 31, 1999 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to cash constraints limiting the Company's marketing and sales activities. Revenue also fell because of a lack of desire by the Company's customers to purchase and offer for resale a product that contains, as its active ingredient a chemical that was soon to be removed from the market by the EPA.

OPERATING  EXPENSES

During the three month ended December 31, 1999 the Company incurred $24,249 in operating expenses as compared to $159,908 in the same period in 1998. This increase was primarily driven in the area of selling, general & administrative expenses.

Material  changes  in  financial  condition,  longevity  and  capital resources.

At December 31, 1999, the Company had $214 in cash and cash equivalents compared to $213 at the start of the fiscal year, June 30, 1999. The Company had negative working capital of approximately $302,000 at December 31, 1999. The Company's operations are not generating sufficient cash to maintain its present operations. During 1998, monthly expenses averaged approximately $8,000. The Company's cash resources are determined entirely on the volume of sales and we cannot estimate how much they will contribute to cash flow. The Company has reviewed all non essential activities and expenditures and will aggressively curtail these items to assist in reducing the cash used in operating activities.

Six  Months  Ended  December  31,  1999  and  1998

During the six month period ending December 31, 1999, the Company incurred a loss of $43,365 compared to a loss of $364,543 for the same period ended
December 31, 1998. Gross profit for the six month period ended December 31, 1999 increased by $45,401 compared to the same period of the prior year. Operating expenses decreased by approximately $279,000 for the three month period ended December 31, 1999 compared to the same period ended December 1998.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               DECEMBER 31, 1999

REVENUES

During the six month period ended December 31, 1999, the Company's revenues were $79,408 compared to $131,119 for the same period ended December 31, 1998. Revenues for the period ended December 31, 1999 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to cash constraints limiting the Company's marketing and sales activities. Revenue also fell because of a lack of desire by the Company's customers to purchase and offer for resale a product that contains, as its active ingredient a chemical that was soon to be removed from the market by the EPA.

OPERATING  EXPENSES

During the six months ended December 31, 1999 the Company incurred $50,308 in operating expenses as compared to $328,937 in the same period in 1998. This increase was primarily driven in the area of selling, general & administrative expenses.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 1999


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

3.       Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending December 31, 1999.



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