Form 10QSB
period 2000-03-31
VIROPRO INC
filed 2002-07-26
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED:  March 31, 2000
                        COMMISSION FILE NUMBER: 333-06718

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

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2000, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2000


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

Notes to Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................7

PART II - OTHER INFORMATION...................................................9



SIGNATURES...................................................................10

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                  MARCH 31, 2000

PART I - FINANCIAL INFORMATION


                                  VIROPRO,  INC.
                                  BALANCE SHEET
                        MARCH  31, 2000 AND JUNE 30, 1999


                                                   MARCH  31        JUNE  30
                                                      1999            1999
                                                  (Unaudited)
                                                 --------------  --------------
ASSETS
Current  Assets
  Cash                                           $         227   $         213
  Accounts  Receivable                                       0          10,117
  Inventory                                                  0          32,122
                                                 --------------  --------------
          Total  Current  Assets                           227          42,452
                                                 --------------  --------------

Total  Assets                                    $         227   $      42,452
                                                 ==============  ==============


LIABILITIES  &  SHAREHOLDERS'  EQUITY  (DEFICIENCY)

Current  Liabilities
  Accounts  payable  and  accrued  expenses      $     317,905   $     300,437
  Notes  payable                                       583,200         583,200
                                                 --------------  --------------

     Total  current  Liabilities                       901,105         883,637
                                                 --------------  --------------

Total  Liabilities                                     901,105         883,637
                                                 --------------  --------------

Shareholders'  Equity
  Common stock - $.001 par value; authorized
    50,000,000; issued and outstanding
    7,324,749  shares                                    7,475           7,475
  Additional  Paid-In-Capital                        1,102,584       1,102,584
  Accumulated  Deficit                              (2,010,937)     (1,951,240)
                                                 --------------  --------------
     Total  Shareholders' Equity (Deficiency)         (900,878)       (841,181)
                                                 --------------  --------------

Total  Liabilities  &  Shareholders'
  Equity  (Deficiency)                           $         227   $      42,452
                                                 ==============  ==============





     See  accompanying  notes  to  financial  statements.

                                VIROPRO,  INC.
                         STATEMENTS  OF  OPERATIONS
     FOR  THE  THREE  MONTHS  YEARS  ENDED  MARCH  31,  2000  AND  1999


                                                      2000           1999
                                                 --------------  --------------

Sales  (net)                                     $       1,547   $      83,172
Cost  of  sales                                          1,663          22,197
                                                 --------------  --------------

Gross  profit  (loss)                                     (116)         60,975
                                                 --------------  --------------

Operating  Expenses:

  Selling,  general  and  administrative                 1,635          81,580
                                                 --------------  --------------

Income (loss) before interest and other expense         (1,751)        (20,605)

Interest  and  other  expenses

  Interest  expense                                    (14,580)        (14,250)
                                                 --------------  --------------

     Total  interest and other expenses                (14,580)        (14,250)
                                                 --------------  --------------

Net  Loss  before  provision for income taxes          (16,331)        (34,855)

Provision  for  income  taxes                                0               0
                                                 --------------  --------------

Net  loss                                        $     (16,331)  $     (34,855)
                                                 ==============  ==============

Income  (loss)  per  common  share               $       (.002)  $       (.005)
                                                 ==============  ==============

Weighted  average  common shares outstanding         7,474,749       7,324,749
                                                 ==============  ==============

















     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                           STATEMENTS  OF  OPERATIONS
               FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

                                                      2000           1999
                                                 --------------  --------------

Sales  (net)                                     $      80,955   $     214,291
Cost  of  sales                                         44,925         162,572
                                                 --------------  --------------
Gross  profit                                           36,030          51,719
                                                 --------------  --------------

Operating  Expenses:

     Selling,  general and administrative               51,985         410,517
                                                 --------------  --------------

Income (loss) before interest and other expense        (15,955)       (358,798)

Interest  and  other  expenses

     Interest  expense                                 (43,740)        (40,600)
                                                 --------------  --------------

     Total  interest and other expenses                (43,740)        (40,600)
                                                 --------------  --------------

Net  Loss  before provision for income taxes           (59,695)       (399,398)

Provision  for  income  taxes                                0              0
                                                 --------------  --------------

Net  loss                                        $     (59,695)  $    (399,398)
                                                 ==============  ==============

Income  (loss)  per  common  share               $       (.008)  $       (.055)
                                                 ==============  ==============

Weighted  average  common shares outstanding         7,474,749       7,324,749
                                                 ==============  ==============



















     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                            STATEMENTS  OF  CASH  FLOWS
         FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

                                                     2000             1999
                                                 --------------  --------------

Cash  Flows  From  Operations:
  Net  Loss                                      $     (59,695)  $    (399,398)
  Adjustments to Reconcile Net Income T  Net
    Cash Used for Operating  Activities:
    Changes in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable        10,117          97,246
      (Increase) Decrease in Inventory                  32,122          76,927
       Increase (Decrease) in Accounts Payable
         and Accrued  Expenses                          17,442           8,906
                                                 --------------  --------------
     Net  Cash  Used  in  Operations                        14        (216,319)
                                                 --------------  --------------

Cash  Flows  from  Financing  Activities:

  Increase  (Decrease)  in  Note  Payable                    0         110,418
                                                 --------------  --------------

     Net  Cash  Used  in  Financing  Activities              0         110,418
                                                 --------------  --------------

Net  Increase  (Decrease)  in  Cash                         14        (105,901)
Cash  -  Beginning  of  Period                             213         110,094
                                                 --------------  --------------

Cash  -  End  of  Period                         $         227   $       4,193
                                                 ==============  ==============

Supplemental  Cash  Flow  Information:

  Interest  Expense  Paid                        $           0   $           0
  Interest  Taxes  Paid                          $           0   $           0





















     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

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

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

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

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

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

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE  3  -     RELATED  PARTY  TRANSACTIONS

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $ 107,786 has been accrued at March 31, 2000. No payments have been made.

NOTE  4  -     INCOME  TAXES


At March 31, 2000, the Company had deferred tax assets of approximately $599,000 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

The Company has net operating loss carryforwards totaling approximately $2,010,000, expiring in 2014.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Three  Months  Ended  March  31,  2000  and  1999

During the three month period ending March 31, 2000, the Company incurred a loss of $16,331 compared to a loss of $ 34,855 for the same period ended March 31, 1999. Gross profit for the three month period ended March 31, 2000 decreased by $61,091 compared to the same period of the prior year. Operating expenses decreased by approximately $80,000 for the three month period ended March 31, 2000 compared to the same period ended March 1999.

REVENUES

During the three month period ended March 31, 2000, the Company's revenues were $11,547 compared to $83,172 for the same period ended March 31, 1999. Revenues for the period ended March 31, 2000 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due to cash constraints limiting the Company's marketing and sales activities. Revenue also fell because of a lack of desire by the Company's customers to purchase and offer for resale a product that contains, as its active ingredient a chemical that was soon to be removed from the market by the EPA.

OPERATING  EXPENSES

During the three months ended March 31, 2000 the Company incurred $1,635 in operating expenses as compared to $81,580 in the same period in 1999. This increase was primarily driven in the area of selling, general & administrative expenses.

Material  changes  in  financial  condition,  longevity  and  capital resources.

At March 31, 2000, the Company had $227 in cash and cash equivalents compared to $213 at the start of the fiscal year, June 30, 1999. The Company had negative working capital of approximately $318,000 at March 31, 2000. The Company's operations are not generating sufficient cash to maintain its present operations. The Company's cash resources are determined entirely on the volume of sales and we cannot estimate how much they will contribute to cash flow. The Company has reviewed all non essential activities and expenditures and will aggressively curtail these items to assist in reducing the cash used in operating activities.

Nine  Months  Ended  March  31,  2000  and  1999

During the nine month period ending March 31, 2000, the Company incurred a loss of $59,695 compared to a loss of $399,398 for the same period ended March 31, 1999. Gross profit for the nine month period ended March 31, 2000 decreased by $15,689 compared to the same period of the prior year. Operating expenses decreased by approximately $358,537 for the nine month period ended March 31, 2000 compared to the same period ended March 1999.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

REVENUES

During the nine month period ended March 31, 2000, the Company's revenues were $80,955 compared to $214,291 for the same period ended March 31, 1999. Revenues for the period ended March 31, 2000 were derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The decrease of revenue from year to year was due cash constraints limiting the Company's marketing and sales activities. Revenue also fell because of a lack of desire by the Company's customers to purchase and offer for resale a product that contains, as its active ingredient a chemical that was soon to be removed from the market by the EPA.

OPERATING  EXPENSES

During the nine months ended March 31, 2000 the Company incurred $51,985 in operating expenses as compared to $410,519 in the same period in 1999. This decrease was primarily driven in the area of selling, general & administrative expenses.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2000


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

3.       Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending March 31, 2000.



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