Form 10KSB
period 2000-06-30
VIROPRO INC
filed 2002-08-09
CIK 703901

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

         For  the  Fiscal  Year  Ended  June  30,  2000

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

State  Registrant's  revenues  for  its  most  recent  fiscal  year:     $80,995

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2000: $73,247

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of June 30, 2000 was 7,324,749.

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













(This  space  left  intentionally  blank.)

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

                                TABLE  OF  CONTENTS

     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      4
ITEM  2.     DESCRIPTION  OF  PROPERTY                                      5
ITEM  3.     LEGAL  PROCEEDINGS                                             5
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    5

     PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS                                           5

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                    6

ITEM  7.     FINANCIAL  STATEMENTS                                          8

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                     18


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       18

ITEM  10.    EXECUTIVE  COMPENSATION                                        18

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND  MANAGEMENT                                                18

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             19

     PART  IV


ITEM  13.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
             ON  FORM  8-K                                                  19

SIGNATURES                                                                  20

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

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

     From March 31, 1998 through the fiscal year ended June 30, 2000, Viropro's sole operational division is Insecta Sales and Research, Inc., which markets a line of insecticide products under the brand name Insecta. The change in business focus manifested through the acquisition of Insecta allows the Company to effectively develop and aggressively market high quality, preemptive and efficacious insect control products which are marketed to consumers and industrial users and insect control professionals.

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

     The Company has written off its inventory and has substantially curtailed its operations. The Company is cognizant of the fact that it will in all likelihood be unable to find a replacement active ingredient to use with in its Insecta brand products. It is therefore actively looking for revenue producing acquisition targets in diverse business areas in an effort to provide a potential of continued shareholder value.

     No potential acquisition targets have been found as of this date and there can be no guarantees that a suitable company can be found.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

Employees

     The Company has no employees.

Item  2.  Description  of  Property

    The Company presently maintains its corporate offices in a 1,000 square foot location in Jersey City, New Jersey. The term of the lease the Corporate space is month to month. Management believes that these facilities provide adequate space for its operations and that should the need arise it would be able to lease additional or replacement space.

Item  3.  Legal  Proceedings

     The  Company  is  not  a  party  to  any  legal  proceeding.

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

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

                                    VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

                                          SHARES  OVER  THE  COUNTER

                                        LOW               HIGH
QUARTER  ENDING                         BID               BID
------------------------------------    ---------         ---------
September 30, 1998                        $0.20              $0.37
December 31, 1998                         $0.04              $0.075
March 31, 1999                            $0.10              $0.12
June 30, 1999                             $0.04              $0.065
September 30, 1999                        $0.02              $0.035
December 31, 1999                         $0.01              $0.02
March 31, 2000                            $0.05              $0.075
June 30, 2000                             $0.01              $0.04

     As of June 30, 2000 there were in excess of 540 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

RESULTS  OF  OPERATIONS

Twelve  months  ended  June  30,  2000  and  1999

During the twelve month period ending June 31, 2000, the Company incurred a loss of $74,510, compared to a loss of $524,761 for the same period ended June 30, 1999. The decrease in loss was primarily due to decreases in selling, general and administrative expenses.

Revenues

During the twelve month period ending June 30, 2000, the Company's revenues were $80,955, compared to $280,507 for the same period ended June 30, 1999.
Prior to March 31, 1998, revenues were principally from the sales and distribution of coffee to the companies accounts. From March 31, 1998 to June 30, 2000 revenues were principally from the sale and distribution of insecticide products to consumers, industrial users and professional, commercial accounts. All revenues received in the fiscal year ending June 30, 2000 were from insecticide sales. Revenue from sales activities are recognized when the product is shipped to the client. Revenue is totally dependant on the Company's ability to sell and distribute it's products.

Operating  Expenses

During the twelve months ended June 30, 2000, the Company incurred $52,219, in operating expenses as compared to $493,337 in the same period in 1999. This decrease reflects the absence of the extraordinary items relating to the spin-off of the coffee operations and deceases in purchases and trade payables which are related to the change in business focus and a decrease in overall business activity of the Company.

Material  Changes  in  Financial  Condition,  Liquidity  and  Capital  Resources

At June 30, 2000, the Company had $ -0- in cash and cash equivalents compared to $213 for the same period in 1999. Company operations are not generating sufficient cash to maintain its present operations. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The Company is reviewing all non-essential activities and expenditures and will be aggressively curtailing these items to assist in reducing the cash used in operating activities. To meet its capital requirements, the Company borrowed $465,000 from a shareholder. This loan is a demand note bearing a 10% interest rate.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

Item  7.  Financial  Statements











                                  VIROPRO,  INC.

                          AUDITED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999









                                  VIROPRO, INC.
                              TABLE  OF  CONTENTS


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
                                 (954) 752-1712

                          INDEPENDENT AUDITORS' REPORT


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF VIROPRO,  INC.


We have audited the accompanying balance sheet of Viropro, Inc. as of June 30, 2000 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to confirm accounts payable as of June 30, 2000 or to perform alternative auditing procedures.

In our opinion, the financial statements present fairly in all material respects, except for the limitation expressed in the preceding paragraph, the financial position of Viropro, Inc. as of June 30, 2000 and the results of its operations and cash flows for the years ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baum & Company, P.A.

Coral  Springs,  Florida
March  25,  2002

                                  VIROPRO,  INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS



Current  Assets
     Cash                                      $          -0-
                                               --------------
     Total  Current Assets                                -0-
                                               --------------

Total  Assets                                  $          -0-
                                               ==============

               LIABILITIES  &  SHAREHOLDERS'  EQUITY  (DEFICIENCY)

Current  Liabilities
     Accounts payable and accrued expenses     $     332,491
     Notes payable                                   583,200
                                               --------------
     Total  current  Liabilities                     915,691
                                               --------------

     Total  Liabilities                              915,691
                                               --------------

Shareholders'  Equity
     Common stock - $.001 par value;
       authorized 50,000,000; issued and
       outstanding  7,324,749  shares                  7,475
     Additional  Paid-In-Capital                   1,102,584
     Accumulated  Deficit                         (2,025,750)
                                               --------------
     Total Shareholders' Equity (Deficiency)        (915,691)
                                               --------------

     Total Liabilities & Shareholders'
       Equity (Deficiency)                     $          -0-
                                               ==============


















     See  accompanying  notes  to  financial  statements.

                                VIROPRO, INC
                          STATEMENTS OF OPERATIONS
              FOR  THE  YEARS  ENDED  JUNE  30,  2000  AND  1999

                                             2000            1999
                                        --------------  --------------

Sales  (net)                            $      80,955   $     280,507
Cost  of  sales                                44,926         256,857
                                        --------------  --------------
Gross  profit                                  36,029          23,650
                                        --------------  --------------

Operating  Expenses:

Selling,  general  and  administrative         52,219         493,337
                                        --------------  --------------

Income (loss) before interest and
  other  expense                              (16,190)       (469,687)

Interest  and  other  expenses

     Interest  expense                        (58,320)        (55,074)
                                        --------------  --------------

Total  interest and other expenses            (58,320)        (55,074)
                                        --------------  --------------

Net Loss before provision for
  income taxes                                (74,510)       (524,761)

Provision  for  income  taxes                      -0-             -0-
                                        --------------  --------------

Net  loss                               $     (74,510)  $    (524,761)
                                        ==============  ==============

Income  (loss)  per  common  share     $         (.01)  $        (.07)
                                       ===============  ==============
Weighted average common shares
  outstanding                               7,474,749       7,474,749
                                       ===============  ==============

















     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
               FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999



                                                     ADDITIONAL
                                COMMON  STOCK         PAID  IN      ACCUMULATED
                            SHARES        AMOUNT       CAPITAL        DEFICIT
                         ------------  -----------  -------------  -------------
Balance June 30, 1998      7,324,749   $    7,325   $  1,102,734   $ (1,426,479)
Stock adjustment             150,000          150            -             (150)
Net loss - June 30, 1999                                               (524,761)
                         ------------  -----------  -------------  -------------
Balance June 30, 1999      7,474,749   $    7,475   $  1,102,584   $ (1,951,240)

Net loss - June 30, 2000         -            -              -          (74,510)
                         ------------  -----------  -------------  -------------
Balance June 30, 2000      7,474,749   $    7,475   $  1,102,584   $ (2,025,750)
                         ============  ===========  =============  =============








































     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                            STATEMENTS  OF  CASH  FLOWS
               FOR  THE  YEARS  ENDED  JUNE  30,  2000  AND  1999

                                                       2000           1999
                                                  -------------  --------------

Cash  Flows  From  Operations:
     Net  Loss                                    $    (74,510)  $    (524,761)
Adjustments to Reconcile Net Income To Net
  Cash Used for Operating  Activities:

    Changes in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable        10,117         107,460
      (Increase) Decrease in Inventory                  32,122         189,737
       Increase (Decrease) in Accounts Payable
         and Accrued Expenses                           32,058           4,064
                                                  -------------  --------------
Net  Cash  Used  in  Operations                           (213)       (223,500)

Cash  Flows  from  Financing  Activities:
     Increase (Decrease) in Note Payable                    -0-        113,619
                                                  -------------  --------------
Net  Cash  From  Financing  Activities                      -0-        113,619
                                                  -------------  --------------

Net  Increase  (Decrease)  in  Cash                       (213)       (109,881)
Cash  -  Beginning  of  Period                             213         110,094
                                                  -------------  --------------

Cash  -  End  of  Period                          $         -0-  $         213
                                                  =============  ==============

Supplemental  Cash  Flow  Information:
     Interest  Expense  Paid                      $         -0-  $          -0-
     Interest  Taxes  Paid                        $         -0-  $          -0-
























     See  accompanying  notes  to  financial  statements.

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE  1  -     BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.     BUSINESS  DESCRIPTION  AND  ACTIVITY

Viropro, Inc. (fka Food Concepts, Inc.) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995 the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998 the Company divested itself of its coffee operations. It acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. The principal business of the Company which had been the wholesale distribution of various insecticides, has shut down.

B.     SIGNIFICANT  ACCOUNTING  POLICIES

     CASH  AND  CASH  EQUIVALENTS
For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting primarily of money-market investments) with an original maturity or redemptions options of three months or less to be cash and equivalents.

During 2000 the Company maintained cash and equivalents with a bank. Bank deposits are insured by the FDIC up to $100,000. The Company may, from time to time, maintain balances in excess of these insured limits.

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

     Office  furniture  and  equipment          5  to  7  years
     Machinery  and  equipment                  5  to  7  years

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 1 -     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). The company had no inventory as of June 30, 2000.

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

The Company has recorded a deferred tax asset of approximately $580,721 at June 30, 2000, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

     NET  LOSS  PER  SHARE
The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net losses per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation as their effort would have been anti-dilutive.

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

In view of these matters, continued operations of the Company are dependent upon the Company's ability to meet its financial obligations and to enter into a profitable enterprise. Management is pursuing opportunities for the Company to continue as a going concern.

NOTE  3  -     EQUITY

In prior years the company issued common stock for acquisitions, subsequently ceased, and divested former operations. The net aggregate impact of these activities is reflected in the statement of stockholders equity (deficit).

                                  VIROPRO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE  4  -     INCOME  TAXES

     The components of the income tax benefit for the year ended June 30, 2000 were as follows:

     Current  Benefit
     Federal                            $         -
     State                                        -

     Deferred  Benefit
     Federal                            $     525,431
     State                                     84,721
     Increase in Valuation Allowance         (610,152)
                                        --------------

     Income  Tax  Benefit               $          -0-
                                        ==============

At June 30, 2000, the Company had deferred tax assets of $610,152 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

The Company has net operating loss carryforwards totaling approximately $2,025,000, expiring in 2015.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's present Auditor, Baum & Company, P.A., has conducted the Company's audits for the fiscal years ended June 30, 2000 and 1999. There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report. Except as noted in the 8-K which was filed on November 3, 2000.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the directors and executive officers of the Company.

DIRECTORS  AND  EXECUTIVE  OFFICERS
NAME                         TITLE                                    AGE
---------------------------  ---------------------------------------  ---
Hugh  D.  Johnson            Director and Secretary Treasurer          73
Patrick  V.  Quinlan         Director  and  Vice  President            54
Richard S. Patterson, PhD.   Director                                  66
Henry  Kornhauser            Director                                  64

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
Hugh  D.  Johnson               Director, President, Secretary
                                 / Treasurer                         $    -0-
Patrick  V.  Quinlan            Director and Vice President          $    -0-
Richard  S.  Patterson          Director                             $    -0-
Henry  Kornhauser               Director                             $    -0-
All  executive  officers
as  a  group  including
individuals named above
(4  persons)                                                         $    -0-

All executive officers are not covered by the Company's major medical insurance and disability plans.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth the number and percentage, as of June 30, 2000 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

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

Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The  Company  and  its  operating  company Insecta have borrowed money form Jade
Investments, a major shareholder of the company aggregating to the amount of $465,000. The notes covering these loans bear 10% per annum interest and are payable on demand. Interest of $122,366 has accrued as of June 30, 2000. No payments have been made.

PART  IV


Item  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

     I.  Financial  Statements  and  Schedules

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated  Financial  Statements:

     Balance  Sheets
     Statements  of  Operations
     Statements  of  Changes  in  Stockholders  Equity
     Statements  of  Cash  Flow
     Notes  to  Financial  Statements

     II.  Reports  on  Form  8-K:

     No reports on Form 8-K was filed during the last quarter of the fiscal year covered by this report.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2000

                                    SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPRO,  INC.                               VIROPRO,  INC.



BY:/s/  Hugh  D.  Johnson                    BY:/s/  Hugh D. Johnson
   ------------------------------               ------------------------------
        HUGH  D.  JOHNSON                            HUGH D. JOHNSON
        Secretary                                    President

Dated:  July 30, 2002                   Dated:  July 30, 2002