Form 10KSB/A
period 1999-06-30
VIROPRO INC
filed 2002-08-28
CIK 703901

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                  FORM  10-KSB/A

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

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

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

                                TABLE  OF  CONTENTS

     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      4
ITEM  2.     DESCRIPTION  OF  PROPERTY                                      5
ITEM  3.     LEGAL  PROCEEDINGS                                             5
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    5

     PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS                                           5

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                    6

ITEM  7.     FINANCIAL  STATEMENTS                                          8

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                     18


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       18

ITEM  10.    EXECUTIVE  COMPENSATION                                        20

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND  MANAGEMENT                                                20

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             20

     PART  IV


ITEM  13.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
             ON  FORM  8-K                                                  21

SIGNATURES                                                                  22

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

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1999.
                                    Part  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

     The Company's Common Stock is traded on the Pink Sheets under the symbol "VROP".

     On October 25, 1995 Granite, Ltd. the predecessor of Food Concepts, Inc. acquired all of the outstanding stock of Savon Coffee, Inc. for 20,000,000 shares of Granite common stock $.0001 par value which was subsequently reverse split one for ten leaving 2,000,000 shares $.001 par value which then constituted approximately 85.6 percent of the corporation. Granite reserved or issued outstanding securities in consideration for the conveyance of all shares of Savon stock which then constituted 100 percent of Savon's authorized issued and outstanding securities. In conjunction therewith the Certificate of Incorporation of Granite was amended affecting a one for ten reverse split of the corporations common stock $.0001 par value (converting the 50,000,000 shares then authorized into 5,000,000 shares, $.001 par value, and the 3,327,300 then outstanding into 332,700 shares, $.0001 par value, followed by an increase in the resulting authorized capitalization of Granite from 5,000,000 shares, $.0001 par value to 20,000,000, $0001 par value. Subsequent thereto the name of the Company was changed from Granite, Ltd. to Savon Coffee, Inc. a Nevada corporation and said Savon subsequently had its name changed to Food Concepts, Inc. a Nevada corporation on March 26, 1996. Effective March 31, 1998 the Company changed its name to Viropro, Inc. The common stock is traded in the pink sheets. There is no other established market for the Company's securities.

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

                                    VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

                                          SHARES  OVER  THE  COUNTER

                                        LOW               HIGH
QUARTER  ENDING                         BID               BID
------------------------------------    ---------         ---------
June  30,  1997                           $0.04              $0.06
September  30,  1997                      $1.05              $1.10
December  31,  1997                       $0.20              $0.24
March  31,  1998                          $0.10              $0.14
June  30,  1998                           $0.43              $0.45
September 30, 1998                        $0.20              $0.37
December 31, 1998                         $0.04              $0.075
March 31, 1999                            $0.10              $0.12
June 30, 1999                             $0.04              $0.065

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

Accounts  Receivable  at  June  30,  1999,  consisted  of  the  following:

     Trade  accounts  receivable  of  $10,117.

                                  VIROPRO, INC.
                         (Formerly Food Concepts, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE  4  -     INVENTORIES

     Inventories  at  June  30,  1999  consisted  of  the  following:

     Finished  goods  $32,126.

NOTE  5  -     RELATED  PARTY  TRANSACTIONS

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, a major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $64,046 has been accrued at June 30, 1999. No payments have been made.

NOTE  6  -     INCOME  TAXES

The components of the income tax benefit for the year ended June 30, 1999 were as follows:

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

The Company has net operating loss carry-forwards totaling approximately $1,951,000, expiring in 2014.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's present Auditor, Baum & Company, P.A., has conducted the Company's audits for the fiscal years ended June 30, 1999 and 1998 and the audit of the predecessor company Food Concepts for the year ended 1997. There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report, except as noted in the 8-K which was filed on June 8, 2000.

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

(A) DIRECTORS  AND  EXECUTIVE  OFFICERS

IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                      POSITION                      LENGTH OF SERVICE
-------------------------------  ----------------------------  -----------------
Donald  D.  Grummer        (64)  Director                      Since 1998
Patrick  V.  Quinlan       (53)  Director                      Since 1998
Hugh  D.  Johnson          (72)  Director                      Since 1998
Richard S. Patterson, PhD. (65)  Director                      Since 1998
Henry  Kornhauser          (63)  Director                      Since 1998

The directors are elected for a one-year term or until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:

NAME  (AGE)                    POSITION             LENGTH  OF  SERVICE
-----------------------------  -------------------  -------------------
Donald  D.  Grummer     (64)   President            Since 1998
Patrick  V.  Quinlan    (53)   Vice  President      Since 1998
Hugh  D.  Johnson       (72)   Secretary/Treasurer  Since 1998

Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

Set forth below is certain biographical information regarding each Director and Executive Officer of the Company.

DONALD G. GRUMMER, Director, President and CEO, has over 25 years management experience as President and/or COO of a number of major domestic and international Insecticide and household product companies, including Bengal Chemical, the Boyle-Midway division of American Home Products and Colgate-Palmolive.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

PATRICK V. QUINLAN, Director, Vice-President and Co-founder, has over ten years with INSECTA and involved with all development phases and has acquired a specialization in product and patent registration at the government and state levels in both U.S. and Canada.

HUGH D. JOHNSON, Director, Secretary/Treasurer, and Co-founder, has guided the formation, structuring and financing of INSECTA. He has an extensive background in the financial Industry nd was associated with L. F. Rothschild & Co and Merrill Lynch, Pierce, Fenner and Smith.

RICHARD (DICK) S. PATTERSON, PhD, Company Spokesperson, Director and R & D Consultant. Dr. Patterson is a PhD of Entomology associated with the University of Florida and widely recognized as the foremost authority on biological and biorational control of household insects. His research has been featured in Time, Newsweek, U.S. News and World Report, Smithsonian and National History magazines.

HENRY KORNHAUSER, Director and Advertising/Marketing consultant. Mr. Kornhauser is currently Vice President-Advertising for Church & Dwight (Arm & Hammer). Previously, he was the principle/owner of two major New York advertising agencies, Partners & Shavak and Kornhauser & Caline.

(B)     IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES

The Company presently employs five individuals, three in management, one clerical and one direct sales person. None of the persons considered to be employees are directors or officers; therefore, the Registrant does not expect any current employees to make significant reportable contributions to the business.

(C)     FAMILY  RELATIONSHIPS

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer

(D)      INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

So far as the company is aware, no Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

So far as the Registrant is able to ascertain, all officers and directors of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The  Company  and  its  operating  company Insecta have borrowed money form Jade
Investments, a major shareholder of the company aggregating to the amount of $583,200. The notes covering these loans bear 10% per annum interest and are payable on demand. Interest of $64,046 has been accrued at June 30, 1999. No payments have been made.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  1999

PART  IV

Item  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)  Exhibits required by Item 601

(2)      Plan of Acquisition, reorganization, arrangement,
         liquidation or succession.                    Form 8K  04-16-1998 (2)
(3)(i)   Articles of Incorporation                                       P (2)
(3)(ii)  Bylaws.                                                         P (2)
(4)      Instruments defining the rights of security holders,
         including indentures.                                             (1)
(9)      Voting trust agreements.                                          (1)
(10)     Material contracts.                                               (1)
(11)     Statement re:  computation of per share earnings.                 (1)
(13)     Annual or quarterly reports, Form 10Q                             (1)
(16)     Letter re:  change in certifying accountant.                      (1)
(18)     Letter re:  change in accounting principles .                     (1)
(20)     Other documents or statements to security holders.                (1)
(21)     Subsidiaries of the Registrant.                                   (1)
(22)     Published report regarding matters submitted
         to vote of security holders.                                      (1)
(23)     Consents of Experts and counsel.                                  (1)
(24)     Power of Attorney.                                                (1)
(27)     Financial Data Schedule (no longer required)                      (1)
(99)     Additional Exhibits.                                              (1)

         (1) These items have either been omitted or are not applicable
         (2) Incorporated by reference to previous filing

(b)  The  following documents are filed as part of the report:

     Financial  Statements  and  Schedules
        Report  of  Independent  Certified  Public  Accountants.
        Consolidated  Financial  Statements:
           Balance  Sheets
           Statements  of  Operations
           Statements  of  Changes  in  Stockholders  Equity
           Statements  of  Cash  Flow
           Notes  to  Financial  Statements

(c)  Reports  on  Form  8-K:

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

Dated:  August 23, 2002                      Dated:  August 23, 2002