Form 10KSB
period 2001-06-30
VIROPRO INC
filed 2002-09-09
CIK 703901

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

         For  the  Fiscal  Year  Ended  June  30,  2001

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

State  Registrant's  revenues  for  its  most  recent  fiscal  year:     $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2001: $73,247

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of June 30, 2001 was 7,324,749.

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













(This  space  left  intentionally  blank.)

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

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

     From March 31, 1998 through the fiscal year ended June 30, 2001, Viropro's sole operational division is Insecta Sales and Research, Inc., which markets a line of insecticide products under the brand name Insecta. The change in business focus manifested through the acquisition of Insecta allows the Company to effectively develop and aggressively market high quality, preemptive and efficacious insect control products which are marketed to consumers and industrial users and insect control professionals.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

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

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

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

The following table sets forth the range of high and low bid prices for the Company's common stock as quoted by the pink sheets. These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

                                    VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

                                          SHARES  OVER  THE  COUNTER

                                        LOW               HIGH
QUARTER  ENDING                         BID               BID
------------------------------------    ---------         ---------
June 30, 1999                             $0.04              $0.065
September 30, 1999                        $0.02              $0.035
December 31, 1999                         $0.01              $0.02
March 31, 2000                            $0.05              $0.075
June 30, 2000                             $0.01              $0.04
September 30, 2000                        $0.01              $0.01
December 31, 2000                         $0.01              $0.01
March 31, 2001                            $0.01              $0.01
June 30, 2001                             $0.01              $0.01

     As of June 30, 2001 there were in excess of 540 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

RESULTS  OF  OPERATIONS

TWELVE  MONTHS  ENDED  JUNE  30,  2001  AND  2000

During the twelve month period ending June 31, 2001, the Company incurred a loss of $58,320, compared to a loss of $74,510 for the same period ended June 30, 2000. The decrease in loss was primarily due to decreases in selling, general and administrative expenses.

REVENUES
During the twelve month period ending June 30, 2001, the Company's revenues were zero dollars compared to $80,955 for the same period ended June 30, 2000. Revenue from sales activities are recognized when the product is shipped to the client. Revenue is totally dependant on the Company's ability to sell and distribute its products.

The Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company's products will be no longer available for sale for consumer or professional use effective December 2001. In voluntary cooperation with the ruling, the company elected to cease new sales after receipt of the notification and therefore generated no revenue during the year ended June 30, 2001.

OPERATING  EXPENSES

During the twelve months ended June 30, 2001, the Company incurred zero dollars in operating expenses as compared to $52,219 in the same period in 2000. This decrease reflects the cessation of sales due to the EPA ruling.

MATERIAL  CHANGES  IN  FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2001, as well as at June 30, 2000, the Company had no cash and cash equivalents. Company operations are not generating sufficient cash to maintain operations. The Company's cash resources were determined entirely on the volume of sales and services generated. The Company reviewed all non-essential activities and expenditures and aggressively curtailed these items to assist in reducing the cash used in operating activities. To cover expenditures, the Company borrowed $583,200 from a shareholder. This loan is a demand note bearing a 10% interest rate.

The Company has written off its inventory and has substantially curtailed its operations. The Company is cognizant of the fact that it will in all likelihood be unable to find a replacement active ingredient to use with in its Insecta brand products. It is therefore actively looking for revenue producing acquisition targets in diverse business areas in an effort to provide a potential for continued shareholder value.

No potential acquisition targets have been found as of this date and there can be no guarantees that a suitable company can be found.

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

Item  7.  Financial  Statements













                                VIROPRO, INC.


                         AUDITED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000














                                 VIROPRO, INC.
                               TABLE OF CONTENTS




                                                                   PAGE

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
  ON THE FINANCIAL STATEMENTS1

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEET                                        2
   CONSOLIDATED STATEMENT OF OPERATIONS                              3
   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)       4
   CONSOLIDATED STATEMENT OF CASH FLOWS                              5
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6-9

                             BAUM & COMPANY, P.A.
                         CERTIFIED PUBLIC ACCOUNTANTS
                       1515 UNIVERSITY DRIVE - SUITE 209
                         CORAL SPRINGS, FLORIDA  33071
                                (954) 752-1712

                         INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   VIROPRO, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of Viropro, Inc. as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to confirm accounts payable as of June 30, 2001 or to perform alternative auditing procedures.

In our opinion, the financial statements present fairly in all material respects, except for the limitation expressed in the preceding paragraph, the financial position of Viropro, Inc. as of June 30, 2001 and the results of its operations and cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BAUM & COMPANY, P.A.


Coral Springs, Florida

March 25, 2002

                                 VIROPRO, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2001

                       ASSETS



Current Assets
   Cash                                   $         - 0 -
                                          ---------------
Total Current Assets                                - 0 -
                                          ---------------
      Total Assets                        $         - 0 -
                                          ===============

        LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)


Current Liabilities
   Accounts payable and accrued expenses  $      390,811
   Notes payable                                 583,200
                                          ---------------
      Total current Liabilities                  974,011
                                          ---------------
      Total Liabilities                          974,011

Shareholders' Equity

   Common stock - $.001 par value;
     authorized 50,000,000; issued and

     outstanding  7,324,749 shares                 7,475
   Additional Paid-In-Capital                  1,102,584
   Accumulated Deficit                        (2,084,070)
                                          ---------------
Total Shareholders' Equity (Deficiency)         (974,011)
                                          ---------------
     Total Liabilities & Shareholders'
        Equity (Deficiency)               $         - 0 -
                                          ===============






























See  accompanying notes to consolidated financial statements.

                                VIROPRO, INC.
                           STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED JUNE 30,



                                                     2001           2000
                                                -------------  -------------
Sales (net)                                     $       - 0 -  $     80,955
Cost of sales                                           - 0 -        44,926
                                                -------------  -------------
Gross profit                                            - 0 -        36,029
                                                -------------  -------------

Operating Expenses:

   Selling, general and administrative                  - 0 -        52,219
                                                -------------  -------------

Income (loss) before interest and other expense         - 0 -       (16,190)
                                                -------------  -------------

Interest and other expenses
   Interest expense                                  (58,320)       (58,320)
                                                -------------  -------------
     Total interest and other expenses               (58,320)       (58,320)
                                                -------------  -------------

Net Loss before provision for income taxes      $    (58,320)  $    (74,510)

Provision for income taxes                              - 0 -          - 0 -
                                                -------------  -------------

Net loss                                        $    (58,320)  $    (74,510)
                                                =============  =============

Income (loss) per common share                  $       (.01)  $       (.01)
                                                =============  =============

Weighted average common shares outstanding         7,474,749      7,474,749
                                                =============  =============

































See  accompanying notes to consolidated financial statements.

                                 VIROPRO, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000




                                COMMON STOCK          ADDITIONAL
                          --------------------------  PAID-IN      ACCUMULATED
                             SHARES       AMOUNT      CAPITAL       DEFICIT
                          ------------  ------------  ------------  ------------

Balance June 30, 1999       7,474,749   $     7,475   $ 1,102,584   $(1,951,240)
Net loss - June 30, 2000          -             -             -         (74,510)
                          ------------  ------------  ------------  ------------
Balance June 30, 2000       7,474,749   $     7,475   $ 1,102,584   $(2,025,750)
Net loss - June 30, 2001          -             -             -         (58,320)
                          ------------  ------------  ------------  ------------

Balance June 30, 2001       7,474,749   $     7,475   $ 1,102,584   $(2,084,070)
                          ============  ============  ============  ============









































See  accompanying notes to consolidated financial statements.

                                 VIROPRO, INC.

                              STATEMENT OF CASH FLOWS
                            FOR THE YEARS ENDED JUNE 30,



                                                     2001           2000
                                                -------------  -------------
Cash Flows From Operations:
   Net Loss                                     $    (58,320)  $    (74,510)
Adjustments to Reconcile Net Income To Net
  Cash Used for Operating Activities:
  Changes in Assets and Liabilities:

   (Increase) Decrease in Accounts Receivable           - 0 -        10,117
   (Increase) Decrease in Inventory                     - 0 -        32,122
    Increase (Decrease) in Accounts Payable
     and Accrued Expenses                             58,320         32,058

                                                -------------  -------------
      Net Cash Used in Operations                       - 0 -          (213)
                                                -------------  -------------

Net Increase (Decrease) in Cash                         - 0 -          (213)
Cash  - Beginning of Period                             - 0-            213
                                                -------------  -------------

Cash  - End of Period                           $       - 0 -  $       - 0 -
                                                =============  =============


Supplemental Cash Flow Information:
   Interest Expense Paid                        $       - 0 -  $       - 0 -

   Interest Taxes Paid                          $       - 0 -  $       - 0 -































See  accompanying notes to consolidated financial statements.

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE 1 -BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

              Office furniture and equipment     5 to 7 years
              Machinery and equipment            5 to 7 years

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2001 AND 2000


NOTE 1 -BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). The company had no inventory as of June 30, 2001.

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

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000


NOTE 1 -BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 -GOING CONCERN

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


NOTE 3 - EQUITY

         In prior years the company issued common stock for acquisitions, subsequently ceased, and divested former operations. The net aggregate impact of these activities is reflected in the statement of stockholders equity.

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2001 AND 2000


NOTE 4 -INCOME TAXES

         The components of the income tax benefit for the year ended June 30, 2001 were as follows:

         Current Benefit
             Federal                             $          - 0 -
             State                                          - 0 -

         Deferred Benefit
             Federal                             $       525,431
             State                                        84,721
             Valuation Allowance                        (610,152)
                                                 ----------------
             Income Tax Benefit                  $          - 0 -
                                                 ================

         At June 30, 2001, the Company had deferred tax assets of $610,152 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

         The   Company  has   net   operating   loss   carry-forwards  totaling
         approximately $2,084,000 expiring in 2016.

NOTE 5 -RELATED PARTY TRANSACTIONS

         Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $180,686 has been accrued at June 30, 2001. No payments have been made.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's present Auditor, Baum & Company, P.A., has conducted the Company's audits for the fiscal years ended June 30, 2001 and 2000. There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report, except as noted in the amended 8Ks filed on August 22, 2000 and November 3, 2000.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(A) DIRECTORS  AND  EXECUTIVE  OFFICERS

IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                      POSITION                      LENGTH OF SERVICE
-------------------------------  ----------------------------  -----------------
Hugh  D.  Johnson          (74)  Director                      Since 1998
Patrick  V.  Quinlan       (55)  Director                      Since 1998
Richard S. Patterson, PhD. (67)  Director                      Since 1998
Henry  Kornhauser          (65)  Director                      Since 1998

The directors are elected for a one-year term or until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors and other persons pursuant to which such person was selected as a director.

IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:

NAME  (AGE)                    POSITION             LENGTH  OF  SERVICE
-----------------------------  -------------------  -------------------
Hugh  D.  Johnson       (74)   President            Since 2000
                               Secretary/Treasurer  Since 1998
Patrick  V.  Quinlan    (55)   Vice  President      Since 1998

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

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

HUGH D. JOHNSON, Director, President, Secretary/Treasurer, and Co-founder, has guided the formation, structuring and financing of INSECTA. He has an extensive background in the financial Industry and was associated with L. F. Rothschild & Co and Merrill Lynch, Pierce, Fenner and Smith.

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

The company has no employees.

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

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

Item     10.     EXECUTIVE  COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company during the fiscal year ended June 30, 1999 to all executive officers of the Company as a group and to all executive officers of the Company.

Name of Individual              Capacities  in                     Cash
or  Group                       which  served                      Compensation
-----------------------------   --------------------------------   -------------
Hugh  D.  Johnson               Director, President, Secretary
                                 /Treasurer                          $    -0-
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

Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The  Company  and  its  operating  company Insecta have borrowed money form Jade
Investments, a major shareholder of the company aggregating to the amount of $465,000. The notes covering these loans bear 10% per annum interest and are payable on demand. Interest of $122,366 has accrued as of June 30, 2001. No payments have been made.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001


PART  IV


Item  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
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

     I.  Financial  Statements  and  Schedules

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated  Financial  Statements:

     Balance  Sheets
     Statements  of  Operations
     Statements  of  Changes  in  Stockholders  Equity
     Statements  of  Cash  Flow
     Notes  to  Financial  Statements

     II.  Reports  on  Form  8-K:

     Amended Forms 8-K were filed by the registrant on August 22, 2000 and November 3, 2000 relating to a previously reported change of auditors.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2001

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

Dated:  September 09, 2002                   Dated:  September 09, 2002