Form 10QSB
period 2001-09-30
VIROPRO INC
filed 2002-09-09
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: September 30, 2001
                        COMMISSION FILE NUMBER: 333-06718

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

                                       N/A
    ------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001


                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheet..........................................4

Consolidated Statements of Operation..........................................5

Consolidated Statements of Cash Flow..........................................6

Notes to Financial Statements.................................................7

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................11

PART II - OTHER INFORMATION..................................................12




SIGNATURES...................................................................12

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001

Part I - FINANCIAL INFORMATION







                                  VIROPRO, INC.

                               FINANCIAL STATEMENTS

                           SEPTEMBER  30, 2001 AND 2000









                                   VIROPRO, INC.

                                TABLE OF CONTENTS


                                                                   PAGE

FINANCIAL STATEMENTS

   BALANCE SHEET                                                    2
   STATEMENTS OF OPERATIONS                                         3
   STATEMENTS OF CASH FLOWS                                         4
   NOTES TO FINANCIAL STATEMENTS                                  5-8

                                  VIROPRO, INC.
                                 BALANCE SHEET
                     SEPTEMBER 30, 2001 AND JUNE 30, 2001

                                           SEPTEMBER 30      JUNE 30
                                               2001            2001
                                           (Unaudited)
                                          --------------  --------------

                                    ASSETS

Current Assets
   Cash                                   $        - 0 -  $        - 0 -
                                          --------------  --------------
   Total  Current  Assets                          - 0 -           - 0 -

      Total Assets                        $        - 0 -  $        - 0 -
                                          ==============  ==============

                 LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable and accrued expenses  $     405,391   $     390,811
   Notes payable                                583,200         583,200
                                          --------------  --------------
      Total Current Liabilities                 988,591         974,011
                                          --------------  --------------
      Total Liabilities                         988,591         974,011
                                          --------------  --------------

Shareholders' Equity
   Common stock - $.001 par value;
     authorized 50,000,000; issued and
     outstanding 7,474,749  shares                7,475           7,475
   Additional Paid-In-Capital                 1,102,584       1,102,584
   Accumulated Deficit                       (2,098,650)     (2,084,070)
                                          --------------  --------------
Total Shareholders' Equity(Deficiency)         (988,591)      (974,011)
                                          --------------  --------------
Total Liabilities & Shareholders'
   Equity (Deficiency)                    $        - 0 -  $        - 0 -
                                          ==============  ==============


















See accompanying notes to financial statements.

                                       VIROPRO, INC.
                                STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                2001            2000
                                           --------------  --------------
Sales (net)                                $        - 0 -  $        - 0 -
Cost of sales                                       - 0 -           - 0 -
                                           --------------  --------------
Gross profit                                        - 0 -           - 0 -
                                           --------------  --------------

Operating Expenses

   Selling, general and administrative              - 0 -           - 0 -
                                           --------------  --------------

Income (loss) before interest and
  other expense                                     - 0 -           - 0 -
Interest and other expenses
   Interest expense                              (14,580)        (14,580)
                                           --------------  --------------
     Total interest and other expenses           (14,580)        (14,580)
Net Loss before provision for income taxes       (14,580)        (14,580)
                                           --------------  --------------
Provision for income taxes                          - 0 -           - 0 -
                                           --------------  --------------

Net loss                                   $     (14,580)  $     (14,580)
                                           ==============  ==============

Income (loss) per common share             $       (.002)  $       (.002)
                                           ==============  ==============

Weighted average common shares outstanding     7,474,749       7,474,749
                                           ==============  ==============























See accompanying notes to financial statements.

                                 VIROPRO, INC.
                           STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2001 AND 2000


                                                2001            2000
                                           --------------  --------------
Cash Flows From Operations:
   Net Loss                                $     (14,580)  $     (14,580)
Adjustments to Reconcile Net Income To
  Net Cash Used for Operating Activities:
  Changes in Assets and Liabilities:
     Increase (Decrease) in Accounts
     Payable and Accrued Expenses                 14,580          14,580
                                           --------------  --------------
      Net Cash Used in Operations                   - 0 -           - 0 -

Net Increase (Decrease) in Cash                     - 0 -           - 0 -
Cash  - Beginning of Period                         - 0 -           - 0 -
                                           --------------  --------------
Cash  - End of Period                      $        - 0 -  $        - 0 -
                                           ==============  ==============

Supplemental Cash Flow Information:
   Interest Expense Paid                   $        - 0 -  $        - 0 -
   Interest Taxes Paid                     $        - 0 -  $        - 0 -



































See accompanying notes to financial statements.

                                 VIROPRO, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2001 AND 2000

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

     B.  SIGNIFICANT ACCOUNTING POLICIES

         The financial information contained herein is unaudited but includes all normal and recurring adjustments which in the opinion of management are necessary to present fairly the information set forth. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002. These financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended June 30, 2001 included in the Company's annual report on Form 10-KSB.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting primarily of money-market investments) with an original maturity or redemptions options of three months or less to be cash and equivalents.

         During 2001 the Company maintained no cash and equivalents with a bank. Bank deposits are insured by the FDIC up to $100,000. The Company may, from time to time, maintain balances in excess of these insured limits.

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

                                  VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000

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

              Office furniture and equipment               5 to 7 years
              Machinery and equipment                      5 to 7 years

         INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). The company had no inventory at September 30, 2001.

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

         ADVERTISING
         Advertising is expensed as incurred and is included in selling, general and administrative expenses.

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000

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

         COMPREHENSIVE INCOME
         The items affecting comprehensive income are not materials to the financial statements and accordingly, are not presented herein.

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

                                   VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001 AND 2000

NOTE 3 - RELATED PARTY TRANSACTIONS

         Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $195,266 has been accrued at September 30, 2001. No payments have been made.

NOTE 4 - INCOME TAXES

         At September, 2001 the Company had deferred tax assets of approximately $610,000 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

         The   Company   has   net   operating   loss  carry-forwards  totaling
         approximately $2,084,000, expiring in 2016.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

During the three month periods ending September 30, 2001 and 2000 the Company incurred a loss of $14,580 due to increased interest expense. Gross profit for the three month period ended September 30, 2001, as in the same period for 2000, was zero dollars. Operating expenses in both periods were zero dollars.

REVENUES

During the three month periods ended September 30, 2001 and 2000, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING  EXPENSES

During the three months ended September 30, 2001 and 2000 the Company incurred no operating expenses.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At September 30, 2001, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2001.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2001


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

Item  3.  Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

The registrant  filed no Forms 8-K during the period ended September 30, 2001.



                                    SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


VIROPRO, INC.



Date: September 09, 2002                 By: /s/ Hugh Johnson
                                         --------------------------------
                                         Hugh Johnson, President