Form 10QSB
period 2001-12-31
VIROPRO INC
filed 2002-09-09
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE PERIOD ENDED: December 31, 2001
                        COMMISSION FILE NUMBER: 333-06718

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

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2001, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2001


                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheet..........................................4

Consolidated Statements of Operation..........................................5

Consolidated Statements of Cash Flow..........................................7

Notes to Financial Statements.................................................8

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................12

PART II - OTHER INFORMATION..................................................14



SIGNATURES...................................................................14

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2001

Part I - FINANCIAL INFORMATION









                               VIROPRO, INC.

                            FINANCIAL STATEMENTS

                        DECEMBER  31, 2001 AND 2000












                               VIROPRO, INC.

                             TABLE OF CONTENTS


                                                                   PAGE


FINANCIAL STATEMENTS

   BALANCE SHEET                                                      2
   STATEMENTS OF OPERATIONS                                         3-4
   STATEMENTS OF CASH FLOWS                                           5
   NOTES TO  FINANCIAL STATEMENTS                                   6-9

                                 VIROPRO, INC.
                                 BALANCE SHEET
                     DECEMBER 31, 2001 AND JUNE 30, 2001

                                           DECEMBER 31,      JUNE 30,
                                               2001            2001
                                           (Unaudited)
                                          --------------  --------------

                                    ASSETS

Current Assets
   Cash                                   $        - 0 -  $        - 0 -
                                          --------------  --------------
   Total  Current  Assets                          - 0 -           - 0 -

      Total Assets                        $        - 0 -  $        - 0 -
                                          ==============  ==============

                LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable and accrued expenses  $    419,971   $      390,811
   Notes payable                               583,200          583,200
                                          --------------  --------------
      Total Current Liabilities              1,003,171          974,011
                                          --------------  --------------
      Total Liabilities                      1,003,171          974,011
                                          --------------  --------------

Shareholders' Equity
   Common stock - $.001 par value;
     authorized 50,000,000; issued and
     outstanding 7,474,749 shares                7,475            7,475
   Additional Paid-In-Capital                1,102,584        1,102,584
   Accumulated Deficit                      (2,113,230)      (2,084,070)
                                          --------------  --------------
Total Shareholders' Equity (Deficiency)     (1,003,171)        (974,011)
                                          --------------  --------------
Total Liabilities & Shareholders'
  Equity  (Deficiency)                    $        - 0 -  $        - 0 -
                                          ==============  ==============



















See accompanying notes to financial statements.

                                VIROPRO, INC.
                           STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS  ENDED DECEMBER 31 2001 AND 2000


                                                   2001            2000
                                              --------------  --------------
Sales (net)                                   $        - 0 -  $        - 0 -
Cost of sales                                          - 0 -           - 0 -
                                              --------------  --------------
Gross profit                                           - 0 -           - 0 -
                                              --------------  --------------

Operating Expenses:
   Selling, general and administrative                 - 0 -           - 0 -
                                              --------------  --------------
Income (loss) before interest and
   other expense                                       - 0 -           - 0 -
                                              --------------  --------------

Interest and other expenses
   Interest expense                                 (14,580)        (14,580)
                                              --------------  --------------
     Total interest and other expenses              (14,580)        (14,580)
                                              --------------  --------------

Net Loss before provision for income taxes          (14,580)        (14,580)
Provision for income taxes                             - 0 -           - 0 -
                                              --------------  --------------
Net loss                                      $     (14,580)  $     (14,580)
                                              ==============  ==============

Income (loss) per common share                $       (.002)  $       (.002)
                                              ==============  ==============

Weighted average common shares outstanding        7,474,749       7,474,749
                                              ==============  ==============
























See accompanying notes to financial statements.

                               VIROPRO, INC.
                           STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001            2000
                                              --------------  --------------
Sales (net)                                   $        - 0 -  $        - 0 -
Cost of sales                                          - 0 -           - 0 -
                                              --------------  --------------
Gross profit                                           - 0 -           - 0 -
                                              --------------  --------------

Operating Expenses:
   Selling, general and administrative                 - 0 -           - 0 -
                                              --------------  --------------
Income (loss) before interest and
   other expense                                       - 0 -           - 0 -
                                              --------------  --------------
   Interest expense                                 (29,160)        (29,160)
                                              --------------  --------------
     Total interest and other expenses              (29,160)        (29,160)
                                              --------------  --------------

Net Loss before provision for income taxes          (29,160)        (29,160)
Provision for income taxes                             - 0 -           - 0 -
                                              --------------  --------------

Net loss                                      $     (29,160)  $     (29,160)
                                              ==============  ==============


Income (loss) per common share                $       (.004)  $       (.004)
                                              ==============  ==============

Weighted average common shares outstanding        7,474,749       7,474,749
                                              ==============  ==============

























See accompanying notes to financial statements.

                                 VIROPRO, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE SIX  MONTHS  ENDED DECEMBER 31, 2001 AND 2000


                                                   2001            2000
                                              --------------  --------------
Cash Flows From Operations:
  Net Loss                                    $     (29,160)  $     (29,160)
  Adjustments to Reconcile Net Income To
    Net Cash Used for Operating Activities:

    Changes in Assets and Liabilities:
      Increase (Decrease) in Accounts Payable
        and Accrued Expenses                         29,160          29,160
                                              --------------  --------------
      Net Cash Used in Operations                      - 0 -           - 0 -
                                              --------------  --------------

Net Increase (Decrease) in Cash                        - 0 -           - 0 -
Cash  - Beginning of Period                            - 0 -           - 0 -
                                              --------------  --------------
Cash  - End of Period                         $        - 0 -  $        - 0 -
                                              ==============  ==============

Supplemental Cash Flow Information:
   Interest Expense Paid                      $        - 0 -  $        - 0 -
   Interest Taxes Paid                        $        - 0 -  $        - 0 -

































See accompanying notes to financial statements.

                                    VIROPRO, INC.
                            NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2001 AND 2000

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

         During 2001, the Company maintained no cash and equivalents with a bank. Bank deposits are insured by the FDIC up to $100,000. The Company may, from time to time, maintain balances in excess of these insured limits.

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

                                VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

              Office furniture and equipment               5 to 7 years
              Machinery and equipment                      5 to 7 years

         INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). The Company had no inventory in 2001.

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

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

                                   VIROPRO, INC.
                            NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001 AND 2000

NOTE 3 - RELATED PARTY TRANSACTIONS

         Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $209,846 has been accrued at December 31, 2001. No payments have been made.

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

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

SIX MONTHS  ENDED  DECEMBER  31,  2001  AND  2000

During the six month periods ending December 31, 2001 and 2000, the Company incurred a loss of $29,160. Gross profit for the six month periods ended December 31, 2001 and 2000 was zero dollars. The company incurred no operating expenses for the six month periods ended December 31, 2001 and 2000.

REVENUES

During the six month periods ended December 31, 2001 and 2000, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING  EXPENSES

During the six months ended December 31, 2001 and 2000 the Company had no operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At December 31, 2001, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2001.

THREE MONTHS  ENDED  DECEMBER  31,  2001  AND  2000

During the three month periods ending December 31, 2001 and 2000, the Company incurred a loss of $14,580. Gross profit for the three months period ended December 31, 2001 and 2000 was zero dollars. The company incurred no operating expenses in either period.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2001

REVENUES

During the three month periods ended December 31, 2001 and 2000, the Company's Revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.


OPERATING  EXPENSES

During the three months ended December 31, 2001 and 2000, the Company had no operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At December 31, 2001, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2001.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2001


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

Item 3.  Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

The registrant filed no Forms 8-K during the period ended December 31, 2001.



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