Form 10QSB
period 2002-03-31
VIROPRO INC
filed 2002-09-09
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED: March 31, 2002
                        COMMISSION FILE NUMBER: 333-06718

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

YES  ( )    NO  (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                  MARCH 31, 2002


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

Notes to Financial Statements.................................................8

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................12

PART II - OTHER INFORMATION..................................................14



SIGNATURES...................................................................14

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                  MARCH 31, 2002

Part I - FINANCIAL INFORMATION








                               VIROPRO, INC.

                            FINANCIAL STATEMENTS

                         MARCH  31, 2002 AND 2001
















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

                                 VIROPRO, INC.
                                 BALANCE SHEET
                      MARCH 31, 2002 AND JUNE 30, 2001


                                             MARCH 31,       JUNE 30,
                                               2002            2001
                                           (Unaudited)
                                          --------------  --------------

                                    ASSETS

Current Assets
   Cash                                   $        - 0 -  $        - 0 -
                                          --------------  --------------
   Total  Current  Assets                          - 0 -           - 0 -

      Total Assets                        $        - 0 -  $        - 0 -
                                          ==============  ==============

                LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable and accrued expenses  $     434,551   $     390,811
   Notes payable                                583,200         583,200
                                          --------------  --------------
      Total Current Liabilities               1,017,751         974,011
                                          --------------  --------------
      Total Liabilities                       1,017,751         974,011
                                          --------------  --------------

Shareholders' Equity
   Common stock - $.001 par value;
     authorized 50,000,000; issued and
     outstanding 7,474,749 shares                 7,475           7,475
   Additional Paid-In-Capital                 1,102,584       1,102,584
   Accumulated Deficit                       (2,127,810)     (2,084,070)
                                          --------------  --------------
Total Shareholders' Equity (Deficiency)      (1,017,751)      (974,011)

Total Liabilities & Shareholders'
  Equity (Deficiency)                     $        - 0 -  $        - 0 -
                                          ==============  ==============


















See accompanying notes to financial statements.

                                  VIROPRO, INC.
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS  ENDED MARCH 31 2002 AND 2001


                                                   2002           2001
                                              --------------  --------------
Sales (net)                                   $        - 0 -  $        - 0 -
Cost of sales                                          - 0 -           - 0 -
                                              --------------  --------------
Gross profit                                           - 0 -           - 0 -
                                              --------------  --------------

Operating Expenses:
   Selling, general and administrative                 - 0 -           - 0 -
                                              --------------  --------------
Income (loss) before interest and
   other expense                                       - 0 -           - 0 -
                                              --------------  --------------

Interest and other expenses
   Interest expense                                 (14,580)        (14,580)
                                              --------------  --------------
     Total interest and other expenses              (14,580)        (14,580)
                                              --------------  --------------

Net Loss before provision for income taxes          (14,580)        (14,580)
Provision for income taxes                             - 0 -           - 0 -
                                              --------------  --------------
Net loss                                      $     (14,580)  $     (14,580)
                                              ==============  ==============

Income (loss) per common share                $       (.002)  $       (.002)
                                              ==============  ==============

Weighted average common shares outstanding        7,474,749       7,474,749
                                              ==============  ==============
























See accompanying notes to financial statements.

                                 VIROPRO, INC.
                           STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                   2002           2001
                                              --------------  --------------
Sales (net)                                   $        - 0 -  $        - 0 -
Cost of sales                                          - 0 -           - 0 -
                                              --------------  --------------
Gross profit                                           - 0 -           - 0 -
                                              --------------  --------------

Operating Expenses:
   Selling, general and administrative                 - 0 -           - 0 -
                                              --------------  --------------
Income (loss) before interest and
   other expense                                       - 0 -           - 0 -
                                              --------------  --------------

Interest and other expenses
   Interest expense                                 (43,740)        (43,740)
                                              --------------  --------------
     Total interest and other expenses              (43,740)        (43,740)
                                              --------------  --------------
Net Loss before provision for income taxes          (43,740)        (43,740)

Provision for income taxes                             - 0 -           - 0 -
                                              --------------  --------------

Net loss                                      $     (43,740)  $     (43,740)
                                              ==============  ==============



Income (loss) per common share                $       (.006)  $       (.006)
                                              ==============  ==============

Weighted average common shares outstanding        7,474,749       7,474,749
                                              ==============  ==============





















                See accompanying notes to financial statements.

                                VIROPRO, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE NINE  MONTHS  ENDED MARCH 31, 2002 AND 2001


                                                   2002           2001
                                              --------------  --------------
Cash Flows From Operations:
  Net Loss                                    $     (43,740)  $     (43,740)
  Adjustments to Reconcile Net Income To Net
   Cash Used for Operating Activities:
     Changes in Assets and Liabilities:
       Increase (Decrease) in Accounts
         Payable and Accrued Expenses                43,740          43,740
                                              --------------  --------------
      Net Cash Used in Operations                      - 0 -           - 0 -
                                              --------------  --------------

Net Increase (Decrease) in Cash                        - 0 -           - 0 -
Cash  - Beginning of Period                            - 0 -           - 0 -
                                              --------------  --------------
Cash  - End of Period                         $        - 0 -  $        - 0 -
                                              ==============  ==============

Supplemental Cash Flow Information:
   Interest Expense Paid                      $        - 0 -  $        - 0 -
   Interest Taxes Paid                        $        - 0 -  $        - 0 -


































See accompanying notes to financial statements.

                                  VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

                                VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001

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

              Office furniture and equipment               5 to 7 years
              Machinery and equipment                      5 to 7 years

         INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). The Company had no inventory in 2001 and 2002.

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

                                  VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001

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

         In view of these matters continued operations of the Company are dependent upon the Company's ability to meet its financial obligations and to enter into a profitable enterprise.. Management is pursuing opportunities for the Company to continue as a going concern.

                                  VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2002 AND 2001

NOTE 3 - RELATED PARTY TRANSACTIONS

         Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $224,426 has been accrued at March 31, 2002. No payments have been made.

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

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                  MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

NINE  MONTHS  ENDED  MARCH  31,  2002  AND  2001

During the nine month periods ending March 31, 2002 and 2001, the Company incurred a loss of $43,740. Gross profit for the nine month periods ended March 31, 2002 and 2001 was zero dollars. The Company incurred no operating expenses during either period.

REVENUES

During the nine month periods ended March 31, 2002 and 2000, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING  EXPENSES

During the nine months ended March 31, 2002 and 2001 the Company incurred no operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At March 31, 2002, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2001.

THREE MONTHS  ENDED  MARCH  31,  2002  AND  2001

During the three month periods ending March 31, 2002 and 2001, the Company incurred a loss of $14,580. Gross profit for the three month periods ended March 31, 2002 and 2001 was zero dollars. The Company incurred no operating expenses during the period.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                  MARCH 31, 2002


REVENUES

During the three month periods ended March 31, 2002 and 2001, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING  EXPENSES

During the three months ended March 31, 2002 and 2001 the Company incurred no operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At March 31, 2002, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2001.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                  MARCH 31, 2002


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

Item 3.  Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending March 31, 2002.



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