Form 10KSB
period 2002-06-30
VIROPRO INC
filed 2002-10-04
CIK 703901

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

         For  the  Fiscal  Year  Ended  June  30,  2002

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2002: $73,247

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of June 30, 2002 was 7,324,749.

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













(This  space  left  intentionally  blank.)

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

                                TABLE  OF  CONTENTS

     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      4
ITEM  2.     DESCRIPTION  OF  PROPERTY                                      5
ITEM  3.     LEGAL  PROCEEDINGS                                             5
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    5

     PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS                                           5

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                    6

ITEM  7.     FINANCIAL  STATEMENTS                                          8

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                     17


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       17

ITEM  10.    EXECUTIVE  COMPENSATION                                        19

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND  MANAGEMENT                                                19

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             19

     PART  IV


ITEM  13.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
             ON  FORM  8-K                                                  20

SIGNATURES                                                                  21

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

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

     From March 31, 1998 through the fiscal year ended June 30, 2002, Viropro's sole operational division is Insecta Sales and Research, Inc., which markets a line of insecticide products under the brand name Insecta. The change in business focus manifested through the acquisition of Insecta allows the Company to effectively develop and aggressively market high quality, preemptive and efficacious insect control products which are marketed to consumers and industrial users and insect control professionals.

     Viropro, owns the EPA registered proprietary insecticide coating system (EPA registration numbers 45600-1 through 18.)

    The Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company's products would be no longer available for sale for consumer or professional use effective December 2001. The Company had until that date to sell its inventory of products containing this ingredient. The Company is actively seeking a replacement active ingredient. There can be no assurances that the Company will be able to locate such a replacement or that such replacement if found will have the same level of efficacy, consumer or EPA acceptance or level of profitability.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

Employees

     The Company has no employees.

Item  2.  Description  of  Property

The Company presently maintains its corporate offices in a 1,000 square foot location in Jersey City, New Jersey. This space is provided to the Company by an unaffiliated third party. There is no lease, cost or exchange by the Company for the space. Management believes that these facilities provide adequate space for its operations and that should the need arise it would be able to lease additional or replacement space.

Item  3.  Legal  Proceedings

     The  Company  is  not  a  party  to  any  legal  proceeding.

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

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

                                    VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

                                          SHARES  OVER  THE  COUNTER

                                        LOW               HIGH
QUARTER  ENDING                         BID               BID
------------------------------------    ---------         ---------
June 30, 2000                             $0.01              $0.04
September 30, 2000                        $0.01              $0.01
December 31, 2000                         $0.01              $0.01
March 31, 2001                            $0.01              $0.01
June 30, 2001                             $0.01              $0.01
September 30, 2001                        $0.005             $0.005
December 31, 2001                         $0.004             $0.005
March 31, 2002                            $0.005             $0.006
June 30, 2002                             $0.005             $0.02

     As of June 30, 2002 there were in excess of 540 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

RESULTS  OF  OPERATIONS

TWELVE  MONTHS  ENDED  JUNE  30,  2002  AND  2001

During the twelve month period ending June 31, 2002, the Company incurred a loss of $58,320 compared to a loss of $58,320 for the same period ended June 30, 2001. Losses reflect the continuing interest on loans payable.

REVENUES
During the twelve month period ending June 30, 2002, the Company's revenues were zero dollars the same as during for the fiscal year ended June 30, 2001.
Revenue from sales activities are recognized when the product is shipped to the client. Revenue is totally dependant on the Company's ability to sell and distribute its products.

The Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company's products will be no longer available for sale for consumer or professional use effective December 2001. In voluntary cooperation with the ruling, the company elected to cease new sales after receipt of the notification and has generated no revenue since that time.

OPERATING  EXPENSES

During the twelve months ended June 30, 2002, the Company incurred zero dollars in operating expenses, the same during the previous fiscal year. This decrease reflects the cessation of sales due to the EPA ruling.

MATERIAL  CHANGES  IN  FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, as well as at June 30, 2001, the Company had no cash and cash equivalents. Company operations are not generating sufficient cash to maintain operations. The Company's cash resources were determined entirely on the volume of sales and services generated. The Company reviewed all non-essential activities and expenditures and aggressively curtailed these items to assist in reducing the cash used in operating activities. To cover expenditures, the Company borrowed $583,200 from a shareholder. This loan is a demand note bearing a 10% interest rate.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

Item  7.  Financial  Statements










                                 VIROPRO, INC.

                         AUDITED FINANCIAL STATEMENTS

                            JUNE 30, 2002 AND 2001





                                 VIROPRO, INC.








                              TABLE OF CONTENTS


                                                                   PAGE


REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
  ON THE FINANCIAL STATEMENTS1

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEET                                       2
   CONSOLIDATED STATEMENT OF OPERATIONS                             3
   CONSOLIDATED STATEMENT OF SHOCKHOLDERS' EQUITY (DEFICIENCY)      4
   CONSOLIDATED STATEMENT OF CASH FLOWS                             5
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6-10

                             BAUM & COMPANY, P.A.
                         CERTIFIED PUBLIC ACCOUNTANTS
                       1515 UNIVERSITY DRIVE - SUITE 209
                         CORAL SPRINGS, FLORIDA  33071
                                (954) 752-1712

                         INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   VIROPRO, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of Viropro, Inc. as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were unable to confirm accounts payable as of June 30, 2002 or to perform alternative auditing procedures.

In our opinion, the financial statements present fairly in all material respects, except for the limitation expressed in the preceding paragraph, the financial position of Viropro, Inc. as of June 30, 2002 and the results of its operations and cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
September  25, 2002

                                 VIROPRO, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2002

                                    ASSETS



Current Assets
   Cash                                                   $         -0-
                                                          --------------
Total Current Assets                                                -0-
                                                          --------------

      Total Assets                                        $         -0-
                                                          ==============


               LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable and accrued expenses                  $     210,125
   Accrued interest - related party                             239,006
   Notes payable - related party                                583,200
                                                          --------------
      Total Current Liabilities                               1,032,331
                                                          --------------
      Total Liabilities                                       1,032,331

Stockholders' Equity (Deficiency)
  Common stock - $.001 par value;
     authorized 50,000,000; issued and
     outstanding  7,474,749 shares                                7,475
   Additional Paid-In-Capital                                 1,102,584
   Accumulated Deficit                                       (2,142,390)
                                                          --------------
      Total Stockholders' Equity (Deficiency)                (1,032,331)
                                                          --------------
         Total Liabilities & Stockholders'
          Equity (Deficiency)                             $         -0-
                                                          ==============



















See accompanying notes to consolidated financial statements.

                               VIROPRO, INC.
                         STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED JUNE 30,



                                                        2002           2001
                                                   -------------  -------------
Sales (net)                                        $         -0-  $         -0-
Cost of sales                                                -0-            -0-
                                                   -------------  -------------
Gross profit                                                 -0-            -0-
                                                   -------------  -------------

Operating Expenses:

  Selling, general and administrative                        -0-            -0-
                                                   -------------  -------------
  Income (loss) before interest and other expense            -0-            -0-
                                                   -------------  -------------

Interest and other expenses
  Interest (expense) - related party                    (58,320)       (58,320)
                                                   -------------  -------------
     Total interest and other expenses                  (58,320)       (58,320)
                                                   -------------  -------------

Net Loss before provision for income taxes              (58,320)       (58,320)

Provision for income taxes                                   -0-            -0-
                                                   -------------  -------------
Net loss                                           $    (58,320)  $    (58,320)
                                                   =============  =============



Income (loss) per common share                     $      (.008)  $      (.008)
                                                   =============  =============

Weighted average common shares outstanding            7,474,749      7,474,749
                                                   =============  =============



















See accompanying notes to consolidated financial statements.

                                 VIROPRO, INC.
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001



                                COMMON STOCK          ADDITIONAL
                          --------------------------  PAID-IN      ACCUMULATED
                             SHARES       AMOUNT      CAPITAL       DEFICIT
                          ------------  ------------  ------------  ------------
Balance June 30, 2000       7,474,749   $     7,475   $ 1,102,584   $(2,025,750)
Net (loss)-June 30, 2001          -             -             -         (58,320)
                          ------------  ------------  ------------  ------------

Balance June 30, 2001       7,474,749   $     7,475   $ 1,102,584   $(2,084,070)
Net (loss)-June 30, 2002          -             -             -         (58,320)
                          ------------  ------------  ------------  ------------
Balance June 30, 2002       7,474,749   $     7,475   $ 1,102,584   $(2,142,390)
                          ============  ============  ============  ============









































See accompanying notes to consolidated financial statements.

                                 VIROPRO, INC.
                            STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                        2002           2001
                                                   -------------  -------------
Cash Flows From Operations:
   Net Loss                                        $    (58,320)  $    (58,320)


Adjustments to Reconcile Net Income To Net Cash
  Used for Operating Activities:

 Changes in Assets and Liabilities:
   Increase in accrued interest - related party          58,320         58,320
                                                   -------------  -------------
      Net Cash Used in Operations                            -0-           -0-
                                                   -------------  -------------

Net Increase (Decrease) in Cash                              -0-           -0-
Cash  - Beginning of Period                                  -0-           -0-
                                                   -------------  -------------
Cash  - End of Period                              $         -0-  $         -0-
                                                   =============  =============




































See accompanying notes to consolidated financial statements.

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001

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

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001

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

NOTE 4 - INCOME TAXES

         The components of the income tax benefit as of   June 30, 2002 were as
         follows:

         Current Benefit
             Federal                             $            -0-
             State                                            -0-

              Deferred Benefit
                 Federal                         $       545,260
                 State                                    87,053
               Valuation Allowance                      (632,313)
                                                 ----------------
              Income Tax Benefit                 $            -0-
                                                 ================

                                 VIROPRO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001


NOTE 4 - INCOME TAXES  (CONTINUED)

         At June 30, 2002, the Company had deferred tax assets of $632,313 principally comprised of netoperating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

         The   Company   has   net   operating   loss   carryforwards  totaling
         approximately $2,100,000 expiring up to  2017.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Between September 1997 through June 1999, the Company borrowed funds aggregating $583,200 from Jade Investments, a controlled entity of a related party. . The notes are unsecured, interest bearing at 10% per annum and payable on demand. Interest of $ 239,006 has been accrued at June 30, 2002. No payments of interest nor principle have been made since inception of debt.

NOTE 6 - NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") which is effective for fiscal years beginning after December 15, 2001. SFAS 142, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing of impairment of existing goodwill and other intangible. The company believes that the adoption of SFAS 142 will not have a material impact on the Company's financial position and results of operations.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 relates to accounting and reporting for obligations associated with the retirement of tangible long lived assets and the related retirement costs. The company believes that the adoption of SFAS 143 will not have a material impact on the Company's financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144-Accounting for the Impairment or Disposal of Long Lived Assets, (effective December 15,
         2002) which replaces SFAS No 12. Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of. SFAS No. 144 corrects previous issues and broadens reporting of discontinued operations. Management does not believe that the adoption of this standard will have a material effect on the company's results of operations or financial position.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's present Auditor, Baum & Company, P.A., has conducted the Company's audits for the fiscal years ended June 30, 2002 and 2001. There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(A) DIRECTORS  AND  EXECUTIVE  OFFICERS

IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                      POSITION                      LENGTH OF SERVICE
-------------------------------  ----------------------------  -----------------
Hugh  D.  Johnson          (75)  Director                      Since 1998
Patrick  V.  Quinlan       (56)  Director                      Since 1998
Richard S. Patterson, PhD. (68)  Director                      Since 1998
Henry  Kornhauser          (66)  Director                      Since 1998

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

IDENTIFICATION  OF  EXECUTIVE  OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:

NAME  (AGE)                    POSITION             LENGTH  OF  SERVICE
-----------------------------  -------------------  -------------------
Hugh  D.  Johnson       (75)   President            Since 2000
                               Secretary/Treasurer  Since 1998
Patrick  V.  Quinlan    (56)   Vice  President      Since 1998

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

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

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

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

Item     10.     EXECUTIVE  COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company during the fiscal year ended June 30, 2002 to all executive officers of the Company as a group and to all executive officers of the Company.

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

Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth the number and percentage, as of June 30, 2002 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

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

Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The  Company  and  its  operating  company Insecta have borrowed money form Jade
Investments, a major shareholder of the company aggregating to the amount of $583,200. The notes covering these loans bear 10% per annum interest and are payable on demand. Interest of $239,006 has accrued as of June 30, 2002. No payments have been made.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002


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

     I.  Financial  Statements  and  Schedules

     Report  of  Independent  Certified  Public  Accountants.

     Consolidated  Financial  Statements:

     Balance  Sheets
     Statements  of  Operations
     Statements  of  Changes  in  Stockholders  Equity
     Statements  of  Cash  Flow
     Notes  to  Financial  Statements

     II.  Reports  on  Form  8-K:

No Forms 8K were filed by the registrant during the last quarter of the fiscal year ended June 30, 2002.

                                    VIROPRO,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

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

Dated:  October 02, 2002                   Dated:  October 02, 2002