Form 10KSB/A
period 2002-06-30
VIROPRO INC
filed 2002-11-13
CIK 703901

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                   FORM  10-KSB/A
                                  Amendment No. 1

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

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


On October 16, 2002, the Company assigned all of its rights, title and interests of its wholly-owned subsidiary Insecta Sales & Research, Inc. to Prime Time Insects, Inc. (A Bahamian Corporation) owned by a related party. In consideration for these assets and the use of the "Insecta" name and abandoned EPA registration, "Prime Time" will assume in its entirety the accounts payable of $210,125 of Insecta Sales & Research, Inc.

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

                                  VIROPRO, INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  June  30,  2002

Item  7.  Financial  Statements










                    VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                         CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001





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
                                (954) 752-1712


                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of Viropro, Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheet of Viropro, Inc. and its wholly-owned subsidiary as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viropro, Inc.and its wholly-owned subsidiary as of June 30, 2002 and the results of its operations and cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
September  25, 2002, except for Note 7 and 8
as to which the date is November 8, 2002

                   VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                                 BALANCE SHEET
                                 JUNE 30, 2002

                                    ASSETS



Current Assets
   Cash                                                   $         -0-
                                                          --------------
Total Current Assets                                                -0-
                                                          --------------
      Total Assets                                        $         -0-

                                                          ==============


               LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable - trade                               $     210,125
   Accrued interest - related party                             239,006
   Notes payable - related party                                583,200
                                                          --------------
      Total Current Liabilities                               1,032,331
                                                          --------------
      Total Liabilities                                       1,032,331

Shareholders' Equity (Deficiency)
  Common stock - $.001 par value;
     authorized 50,000,000; issued and
     outstanding  7,474,749 shares                                7,475

   Additional Paid-In-Capital                                 1,102,584
   Accumulated Deficit                                       (2,142,390)
                                                          --------------
      Total Stockholders' Equity (Deficiency)                (1,032,331)
                                                          --------------
         Total Liabilities & Shareholders'
          Equity (Deficiency)                             $         -0-
                                                          ==============


















See accompanying notes to consolidated financial statements.

               VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                         STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED JUNE 30,



                                                        2002           2001
                                                   -------------  -------------
Sales (net)                                        $         -0-  $         -0-
Cost of sales                                                -0-            -0-
                                                   -------------  -------------
Gross profit                                                 -0-            -0-
                                                   -------------  -------------

Operating Expenses:


  Selling, general and administrative                        -0-            -0-
                                                   -------------  -------------
  Income (loss) other expense                                -0-            -0-
                                                   -------------  -------------
Other expenses

  Interest (expense) - related party                    (58,320)       (58,320)
                                                   -------------  -------------
     Total interest                                     (58,320)       (58,320)
                                                   -------------  -------------

Net Loss before provision for income taxes              (58,320)       (58,320)

Provision for income taxes                                   -0-            -0-
                                                   -------------  -------------
Net loss                                           $    (58,320)  $    (58,320)
                                                   =============  =============



Income (loss) per common share                     $      (.008)  $      (.008)
                                                   =============  =============

Weighted average common shares outstanding            7,474,749      7,474,749
                                                   =============  =============


















See accompanying notes to consolidated financial statements.

                 VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001



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

                 VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                            STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,

                                                        2002           2001
                                                   -------------  -------------
Cash Flows From Operations:

   Net Loss                                        $    (58,320)  $    (58,320)


Adjustments to Reconcile Net Income To Net Cash
  Used for Operating Activities:

 Changes in Assets and Liabilities:
   Increase accrued expenses                             58,320         58,320
                                                   -------------  -------------
      Net Cash Used in Operations                            -0-           -0-
                                                   -------------  -------------

Net Increase (Decrease) in Cash                              -0-           -0-
Cash  - Beginning of Period                                  -0-           -0-
                                                   -------------  -------------
Cash  - End of Period                              $         -0-  $        -0-
                                                   =============  =============

Supplemental Cash Flow Information:

   Interest Expense Paid                           $         -0-  $        -0-
   Interest Taxes Paid                             $         -0-  $        -0-






























See accompanying notes to consolidated financial statements.

                                VIROPRO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001

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

              Office furniture and equipment     5 to 7 years
              Machinery and equipment           5 to 7 years

         INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). The company had no inventory as of June 30, 2002.

                                 VIROPRO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001


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

         NET LOSS PER SHARE
         The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation as their effort would have been anti-dilutive.

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

                                 VIROPRO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001

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

NOTE 4 - INCOME TAXES

         The components of the income tax benefit as of   June 30, 2002 were as
         follows:

              Current Benefit
                 Federal                             $              -
                 State                                              -
              Deferred Benefit
                 Federal                             $          545,260
                 State                                           87,053
               Valuation Allowance                             (632,313)
              Income Tax Benefit                     $               -0-

                                 VIROPRO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001

NOTE 4 - INCOME TAXES (CONTINUED)

         At June 30, 2002, the Company had deferred tax assets of $632,313 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

         The Company has net operating loss carryforwards totaling approximately $2,100,000 expiring up to years ending 2017.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $ 239,006 has been accrued at June 30, 2002. No payments have been made.

NOTE 6   NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") which is effective for fiscal years beginning after December 15, 2001. SFAS 142, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing of impairment of existing goodwill and other intangible. The company believes that the adoption of SFAS 142 will not have a material impact on the Company's financial position and results of operations.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset retirement Obligations". SFAS 143 relates to accounting and reporting for obligations associated with the retirement of tangible long lived assets and the related retirement costs. The company believes that the adoption of SFAS 143 will not have a material impact on the Company's financial position and results of operations."

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," (effective December 15,
         2002) which replaces SFAS No 12."Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." SFAS No. 144 corrects previous issues and broadens reporting of discontinued operations. Management does not believe that the adoption of this standard will have a material effect on the company's results of operations or financial position.

                                 VIROPRO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 AND 2001

NOTE 7     SUBSEQUENT EVENTS

         On October 16, 2002, the Company assigned all of its rights, title and interests of its wholly-owned subsidiary Insecta Sales & Research, Inc. to Prime Time Insects, Inc. ( A Bahamian Corporation ) owned by a related party. In consideration for these assets and the use of the "Insecta" name and abandoned EPA registration, "Prime Time" will assume in its entirety the accounts payable of $210,125 of Insecta Sales & Research, Inc.

NOTE 8   REISSUED AUDITORS' REPORT

         In order to address the issue of the auditors inability to verify the outstanding trade payable of its subsidiary Insecta Sales & Research, Inc., the Company directed its legal counsel to perform a judgement and lien search and found there exists no legal filings against the Parent Company, Viropro, Inc. In addition, the Company has disposed of its wholly-owned subsidiary Insecta Sales & Research, Inc. on October 16, 2002 which included the assumption of $210,125 of accounts payable. As a result, the scope limitation has ceased in regards to accounts payable.

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

Dated:  November 12, 2002                    Dated:  November 12, 2002