Form 10QSB
period 2002-09-30
VIROPRO INC
filed 2002-11-20
CIK 703901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE PERIOD ENDED: September 30, 2002
                        COMMISSION FILE NUMBER: 333-06718

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

YES  (X)    NO  ()

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2002


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

Notes to Financial Statements.................................................8

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................12

PART II - OTHER INFORMATION..................................................14



SIGNATURES...................................................................14

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2002

Part I - FINANCIAL INFORMATION
















                      VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                            CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER  30, 2002 AND 2001










                      VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY




                                    TABLE OF CONTENTS


                                                                   PAGE

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                       2
   CONSOLIDATED STATEMENTS OF OPERATIONS                             3
   CONSOLIDATED STATEMENTS OF CASH FLOWS                             4
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      5-7

                   VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2002 AND JUNE 30, 2002




                                                 SEPTEMBER 30     JUNE 30
                                                    2002           2002
                                                 (Unaudited)
                                                -------------  -------------


                                    ASSETS
Current Assets
   Cash                                         $         -0-  $         -0-

   Total  Current Assets                                  -0-            -0-
                                                -------------  -------------

      Total Assets                              $         -0-  $         -0-
                                                =============  =============


                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable                             $    210,125   $    210,125
   Accrued Interest - related party                  253,586        239,006
   Notes payable - related party                     583,200        583,200
                                                -------------  -------------
      Total Current Liabilities                    1,046,911      1,032,331
                                                -------------  -------------

      Total Liabilities                            1,046,911      1,032,331


Shareholders' Equity
   Common stock - $.001 par value; authorized
     50,000,000; issued and outstanding
     7,474,749 shares                                  7,475          7,475
   Additional Paid-In-Capital                      1,102,584     1,102,,584
   Accumulated Deficit                            (2,156,970)    (2,142,390)
                                                -------------  -------------
Total Shareholders' Equity (Deficiency)           (1,046,911)    (1,032,331)
                                                -------------  -------------

      Total Liabilities & Shareholders'
        Equity  (Deficiency)                    $         -0-  $         -0-
                                                =============  =============










                   See accompanying notes to financial statements.

                      VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                    2002           2001
                                                -------------  -------------
Sales (net)                                     $         -0-  $         -0-
Cost of sales                                             -0-            -0-
                                                -------------  -------------

Gross profit                                              -0-            -0-

Operating Expenses

   Selling, general and administrative                    -0-            -0-
                                                -------------  -------------

Income (loss) before interest and other expense           -0-            -0-
Interest and other expenses

   Interest expense                                  (14,580)       (14,580)
                                                -------------  -------------

     Total interest and other expenses               (14,580)       (14,580)
                                                -------------  -------------

Net Loss before provision for income taxes           (14,580)       (14,580)

Provision for income taxes                                -0-            -0-
                                                -------------  -------------

Net loss                                        $    (14,580)  $    (14,580)
                                                =============  =============

Income (loss) per common share                  $      (.002)  $      (.002)
                                                =============  =============

Weighted average common shares outstanding         7,474,749       7,474,749
                                                =============  =============




















                   See accompanying notes to financial statements.

                VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2002 AND 2001

                                                    2002           2001
                                                -------------  -------------
Cash Flows From Operations:
   Net Loss                                     $    (14,580)  $    (14,580)
Adjustments to Reconcile Net Income To Net
  Cash Used for Operating Activities:

 Changes in Assets and Liabilities:
      Increase (Decrease) in Accounts
        Payable and Accrued Expenses                  14,580         14,580
                                                -------------  -------------
Net Cash Used in Operations                               -0-            -0-
                                                -------------  -------------

Net Increase (Decrease) in Cash                           -0-            -0-
Cash  - Beginning of Period                               -0-            -0-
                                                -------------  -------------

Cash  - End of Period                           $        -0-   $        -0-
                                                =============  =============



Supplemental Cash Flow Information:
   Interest Expense Paid                        $        -0-   $        -0-
   Interest Taxes Paid                          $        -0-   $        -0-






























                 See accompanying notes to financial statements.

                 VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

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

     B.  SIGNIFICANT ACCOUNTING POLICIES

         The financial information contained herein is unaudited but includes all normal and recurring adjustments which in the opinion of management are necessary to present fairly the information set forth. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003. These financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended June 30, 2002 included in the Company's annual report on Form 10-KSB.

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

                VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

NOTE 1 -BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

NOTE 2 -GOING CONCERN (CONTINUED)

         In view of these matters continued operations of the Company are dependent upon the Company's ability to meet its financial obligations and to enter into a profitable enterprise. Management is pursuing opportunities for the Company to continue as a going concern.

NOTE 3 -RELATED PARTY TRANSACTIONS

         Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $253,586 has been accrued at September 30, 2002. No payments have been made.

NOTE 4 -INCOME TAXES

         At September, the Company had deferred tax assets of approximately $625,000 principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

         The   Company   has   net   operating   loss  carryforwards   totaling
         approximately $2,156,970, expiring in 2016.

NOTE 5 -NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") which is effective for fiscal years beginning after December 15, 2001. SFAS 142, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing of impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 142 will not have a material impact on the Company's financial position and results of operations.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 relates to accounting and reporting of obligations associated with the retirement of tangible long lived assets and the related retirement costs. The Company believes that the adoption of SFAS 143 will not have a material impact on the Company's financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long Lived Assets," (effective December 15,
         2002) which replaced SFAS No 12, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." SFAS No. 144 corrects previous issued and broadens reporting of discontinued operations. Management does not believe that the adoption of this standard will have a material effect on the Company's results of operations or financial position.

                 VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001


NOTE 6 - SUBSEQUENT EVENTS

         On October 16, 2002, the Company assigned all of its rights, title and interest of its wholly-owned subsidiary Insecta Sales & Research, Inc. to Prime Time Insects, Inc. (A Bahamian Corporation) owned by a related party. In consideration for these assets and the use of the "Insecta" name and abandoned EPA registration, "Prime Time" will assume in its entirety and accounts payable of $210,125 of Insecta Sales & Research, Inc.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

During the three month periods ending September 31, 2002 and 2001, the Company incurred a loss of $14,580. Gross profit for the three month periods ended September 31, 2002 and 2001 was zero dollars. The Company incurred no operating expenses during either period.

REVENUES

During the three month periods ended September 30 2002 and 2000, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING  EXPENSES

During the three months ended September 30, 2002 and 2001 the Company incurred no operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At September 30, 2002, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2002.

                                  VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2002

VIROPRO, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2002


PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

Item 3.  Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending September 30, 2002.



                                    SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


VIROPRO, INC.



Date: November 19, 2002                 By: /s/ Hugh Johnson
                                         --------------------------------
                                         Hugh Johnson, President