Form 10KSB/A
period 2000-06-30
VIROPRO INC
filed 2002-12-30
CIK 703901

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

DOCUMENTS  INCORPORATED  BY  REFERENCE:  See  PART  III,  Item  13

Transitional  Small Business Disclosure Format (check one):     Yes ( )  No  (X)


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

(This  space  left  intentionally  blank.)


                                    VIROPRO,  INC.

                              Report  on  Form  10-KSB/A

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

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             19

     PART  IV

ITEM  13.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS

             ON  FORM  8-K                                                  19

SIGNATURES                                                                  20


                                  VIROPRO, INC.

                              Report  on  Form  10-KSB/A

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

    The Company has received notification from the EPA (Environmental Protection

Agency) that the active ingredient in the  Company’s products will be  no longer available for sale for consumer or professional use effective December 2001. The

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


                                  VIROPRO, INC.

                              Report  on  Form  10-KSB/A

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


                                    VIROPRO, INC.

                              Report  on  Form  10-KSB/A

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


                                  VIROPRO, INC.

                              Report  on  Form  10-KSB/A

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


                                  VIROPRO, INC.

                              Report  on  Form  10-KSB/A

                     For  the  Fiscal  Year  Ended  June  30,  2000

Item  7.  Financial  Statements

                     VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                             CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000 AND 1999

                                    VIROPRO, INC.

                                   TABLE OF CONTENTS

                                                                          PAGE

     Report of Certified Public Accountants

       on the Financial Statements                                           1

     Financial Statements

        Consolidated Balance Sheet                                           2

        Consolidated Statements of Operations                                3

        Consolidated Statements of Shareholders' Equity (Deficiency)         4

        Consolidated Statements of Cash Flows                                5

        Consolidated Notes to Financial Statements                         6-9


                                   BAUM & COMPANY, P.A.

                               Certified Public Accountants

                             1515 University Drive - Suite 209

                               Coral Springs, Florida  33071

                                      (954) 752-1712

                               INDEPENDENT AUDITORS' REPORT

     To the Stockholders

     Viropro, Inc.

     Jersey City, New Jersey

     We  have audited the accompanying consolidated balance sheet of Viropro, Inc. and its wholly-owned  subsidiary  as  of  June  30, 2000 and the related consolidated statements of operations, stockholders' equity  (deficiency)  and  cash flows for

     the  years  ended   June 30, 2000 and 1999.  These financial statements  are  the responsibility of the  Company's management.  Our responsibility is to express an opinion on these  financial statements based on our audit.

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

     In our opinion, the financial statements present fairly in all material respects,

     the financial position of Viropro, Inc. and its  wholly-owned  subsidiary  as  of

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

     March 25, 2002 except for Note 7 and 8

     as to which the date is November 8, 2002


                     VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSID1ARY

                                  CONSOLIDATED BALANCE SHEET

                                        JUNE 30, 2000

                                            ASSETS

     Current Assets

     Cash                                                         $            -0-

                                                                  ----------------

           Total Current Assets                                                -0-

                                                                  ----------------

        Total Assets                                              $            -0-

                                                                  ================

                    LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

     Current Liabilities

     Accounts payable and accrued expenses                        $       332,491

     Notes payable                                                        583,200

                                                                  ----------------

        Total current Liabilities                                         915,691

                                                                  ----------------

        Total Liabilities                                                 915,691

                                                                  ----------------

     Shareholders' Equity

     Common stock - $.001 par value; authorized 50,000,000;

     issued and  outstanding  7,324,749 shares                              7,475

     Additional Paid-In-Capital                                         1,102,584

     Accumulated Deficit                                               (2,025,750)

                                                                  ----------------

        Total Shareholders' Equity (Deficiency)                          (915,691)

           Total Liabilities & Shareholders'  Equity (Deficiency) $           -0-

                                                                  ================

             See accompanying notes to consolidated financial statements.


                        VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                         FOR THE YEARS ENDED JUNE 30, 2000 and 1999

                                                   2000              1999

                                             ----------------  ----------------

      Sales (net)                            $        80,955   $       280,507

      Cost of sales                                   44,926           256,857

                                             ----------------  ----------------

      Gross profit                                    36,029            23,650

      Operating Expenses:

         Selling, general and administrative          52,219           493,337

                                             ----------------  ----------------

      Income (loss) before other income

       and expense                                   (16,190)         (469,687)

                                             ----------------  ----------------

      Other income and expense

        Interest expense - related party             (58,320)           (55,074)

           Total other income and expense            (58,320)           (55,074)

                                             ----------------  ----------------

      Net loss before provision for income

        taxes                                $       (74,510)  $      (524,761)

      Provision for income taxes                          -0-               -0-

                                             ----------------  ----------------

      Net loss                               $       (74,510)  $      (524,761)

                                             ================  ================

      Income (loss) per common share         $          (.01)  $          (.07)

                                             ================  ================

      Weighted average common shares

        outstanding                                7,474,749         7,474,749

                                             ================  ================

                See accompanying notes to consolidated financial statements.


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                    FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                      ADDITIONAL

                                 COMMON STOCK         PAID IN       ACCUMULATED

                          Shares        Amount        CAPITAL       DEFICIT

                          ------------  ------------  ------------  ------------

Balance - June 30, 1998     7,324,749   $     7,325   $ 1,102,734   $(1,426,479)

Stock adjustment              150,000           150          (150)

Net loss - June 30, 1999                                               (524,761)

                          ------------  ------------  ------------  ------------

Balance -  June 30, 1999    7,474,749   $     7,475   $ 1,102,584   $(1,951,240)

Net loss - June 30, 2000                                                (74,510)

                          ------------  ------------  ------------  ------------

Balance - June 30, 2000     7,474,749   $     7,475   $ 1,102,584   $(2,025,750)

                          ============  ============  ============  ============

               See accompanying notes to consolidated financial statements.


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED JUNE 30, 2000 and 1999

                                                          2000              1999

                                                      ------------     ------------

     Cash Flows From Operations:

        Net Loss                                      $  (74,510)      $  (524,761)

     Adjustments to Reconcile Net Income To Net

     Cash Used for Operating Activities:

     Changes in Assets and Liabilities:

        (Increase) Decrease in Accounts Receivable        10,117            107,460

        (Increase) Decrease in Inventory                  32,122             189,73

        Increase In Accounts Payable and Accrued

          Expenses                                        32,058              4,064

                                                      ------------     ------------

           Net Cash Used in Operations                      (213)          (223,500)

                                                      ------------     ------------

     Cash Flows from Financing Activities:

        Increase (Decrease) in Note Payable                - 0 -            113,619

                                                      ------------     ------------

           Net Cash From Financing Activities              - 0 -            113,619

                                                      ------------     ------------

     Net Increase (Decrease) in Cash                        (213)          (109,881)

     Cash  - Beginning of Period                             213            110,094

                                                      ------------     ------------

     Cash  - End of Period                            $      - 0 -     $        213

                                                      ============     ============

     Supplemental Cash Flow Information:

        Interest Expense Paid                         $      - 0 -     $       - 0 -

        Interest Taxes Paid                           $      - 0 -     $       - 0 -

               See accompanying notes to consolidated financial statements.


                        VIROPRO, INC.AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000 AND 1999

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

               30, 2002.  No payments have been made.

     NOTE 6 - NEW ACCOUNTING STANDARDS

               "In  July  2001,  the FASB issued SFAS  No.  142,  Goodwill  and  Other

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


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000 AND 1999

     NOTE 6 - NEW ACCOUNTING STANDARDS  (continued)

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

     NOTE 7 - SUBSEQUENT EVENTS

               On October  16, 2002, the Company assigned all of its rights, title and interests of its wholly-owned subsidiary Insecta Sales & Research, Inc.

               to Prime Time  Insects,  Inc.  (  A  Bahamian  Corporation ) owned by a related party.  In consideration for these assets  and  the  use of the

               "Insecta" name and abandoned EPA registration, "Prime Time" will assume in its entirety the accounts payable of $ 210,125 of  Insecta  Sales  &

               Research, Inc.

     NOTE 8 - REISSUED AUDITORS' REPORT

               In  order  to  address of the issue of the auditors inability to verify the outstanding  trade  payable  of  its  subsidiary  Insecta  Sales  &

               Research,  Inc.,  the  Company  directed its legal counsel to perform a judgement  and lien search and found  there  exists  no  legal  filings against the  Parent Company, Viropro, Inc. In addition, the Company has

               disposed of its   wholly-owned  subsidiary  Insecta  Sales  & Research,

               Inc.on October 16, 2002 which included the assumption of  $ 210,125  of accounts  payable.  As  a  result,  the  scope limitation has ceased in regards to accounts payable.


                                    VIROPRO,  INC.

                              Report  on  Form  10-KSB/A

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


                                    VIROPRO,  INC.

                              Report  on  Form  10-KSB/A

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


                                    VIROPRO,  INC.

                              Report  on  Form  10-KSB/A

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

VIROPRO,  INC.                               VIROPRO,  INC.

BY:/s/  Hugh  D.  Johnson                    BY:/s/  Hugh D. Johnson

   ------------------------------               ------------------------------

        HUGH  D.  JOHNSON                            HUGH D. JOHNSON

        Secretary                                    President

Dated:  December 30, 2002                   Dated:  December 30, 2002