Form 10KSB/A
period 2001-06-30
VIROPRO INC
filed 2002-12-30
CIK 703901

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

                                      (954) 752-1712

                               INDEPENDENT AUDITORS' REPORT

     To the Stockholders

     Viropro, Inc.

     Jersey City, New Jersey

     We have  audited the accompanying consolidated balance sheet of Viropro, Inc. and its wholly-owned  subsidiary  as  of  June  30, 2001 and the related consolidated statements of operations, stockholders' equity  (deficiency)  and  cash flows for the years ended June 30, 2001 and 2000.  These consolidated financial  statements are  the  responsibility of the Company's management.  Our responsibility  is  to express an opinion on these consolidated financial statements based on our audit.

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

     March 25, 2002, except for Note 7 and 8

     as to which the date is November 8, 2002


                      VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                              CONSOLIDATED BALANCE SHEET

                                     JUNE 30, 2001

                                        ASSETS

     Current Assets

        Cash                                          $         -0-

         Total current assets                                   -0-

                                                      ---------------

           Total Assets                               $         -0-

                                                      ===============

                     LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

     Current Liabilities

        Accounts payable and accrued expenses         $    390,811

        Accrued interest - related party                   180,686

        Note payable - related party                       583,200

                                                      ---------------

           Total current liabilities                       974,011

                                                      ---------------

           Total Liabilities                               974,011

                                                      ---------------

     Shareholders' Equity

        Common stock - $.001 par value; authorized

         50,000,000; issued and outstanding

         7,474,749 shares                                    7,475

        Additional Paid-In-Capital                       1,102,584

        Accumulated Deficit                             (2,084,070)

        Total Shareholders' Equity (Deficiency)           (974,011)

                                                      ---------------

          Total Liabilities & Shareholders'

          Equity (Deficiency)                         $        - 0 -

                                                      ===============

See accompanying notes to consolidated financial statements.


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED JUNE 30, 2001 and 2000

                                                    2001             2000

                                               ---------------  ---------------

     Sales (net)                               $           -0-  $       80,955

     Cost of sales                                         -0-          44,926

                                               ---------------  ---------------

     Gross profit                                          -0-          36,029

                                               ---------------  ---------------

     Operating Expenses:

        Selling, general and administrative               -0-           52,219

                                               ---------------  ---------------

     Income (loss) before other income and

        expense                                           -0-          (16,190)

     Other income and expense

        Interest expense - related party              (58,320)         (58,320)

                                               ---------------  ---------------

          Total other income and expense              (58,320)         (58,320)

                                               ---------------  ---------------

     Net Loss before provision for income

       taxes                                   $      (58,320)  $      (74,510)

     Provision for income taxes                            -0-              -0-

                                               ---------------  ---------------

     Net loss                                  $      (58,320)  $      (74,510)

                                               ===============  ===============

     Income (loss) per common share            $         (.01)  $         (.01)

                                               ===============  ===============

     Weighted average common shares outstanding     7,474,749        7,474,749

                                               ===============  ===============

See accompanying notes to consolidated financial statements.


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                    FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                      ADDITIONAL

                                 COMMON STOCK         PAID IN       ACCUMULATED

                          Shares        Amount        CAPITAL       DEFICIT

                          ------------  ------------  ------------  ------------

Balance - June 30, 1999      7,474,749  $     7,475   $ 1,102,584   $(1,951,240)

Net loss - June 30, 2000                                                (74,510)

                          ------------  ------------  ------------  ------------

Balance - June 30, 2000      7,474,749  $     7,475   $ 1,102,584   $(2,025,750)

Net loss - June 30, 2001                                                (58,320)

                          ------------  ------------  ------------  ------------

Balance - June 30, 2001      7,474,749  $     7,475   $ 1,102,584   $(2,084,070)

                          ============  ============  ============  ============

See accompanying notes to consolidated financial statements.


                       VIROPRO, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                            CONSOLIDATED STATEMENT OF CASH FLOWS

                         FOR THE YEARS ENDED JUNE 30, 2001 and 2000

                                                    2001              2000

                                               ---------------  ---------------

Cash Flows From Operations:

  Net Loss                                     $      (58,320)  $      (74,510)

  Adjustments to Reconcile Net Income To Net

    Cash Used for Operating Activities:

      Changes in Assets and Liabilities:

      Decrease in accounts receivable                      -0-          10,117

      Decrease in inventory                                -0-          32,122

      Increase in accrued interest - related

        party                                          58,320           32,058

                                               ---------------  ---------------

Net Cash Used in Operations                                -0-            (213)

                                               ---------------  ---------------

Net Increase (Decrease) in Cash                            -0-            (213)

Cash  - Beginning of Period                                -0-             213

                                               ---------------  ---------------

Cash  - End of Period                          $           -0-  $           -0-

                                               ===============  ===============

Supplemental Cash Flow Information:

        Interest Expense Paid                  $           -0-  $           -0-

        Interest Taxes Paid                    $           -0-  $           -0-

See accompanying notes to consolidated financial statements.


                        VIROPRO, INC.AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001 AND 2000

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


                       VIROPRO, INC.AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001 AND 2000

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


                       VIROPRO, INC.AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001 AND 2000

     NOTE 2 -GOING CONCERN - ( continued )

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

     NOTE 4 -INCOME TAXES

               The components of the income  tax  benefit  for the year ended June 30,

               2001 were as follows:

                   Current Benefit

                       Federal                              $              -

                       State                                               -

                   Deferred Benefit

                       Federal                              $          525,431

                       State                                            84,721

                    Valuation Allowance                               (610,152)

                                                            -------------------

                   Income Tax Benefit                       $               -0-

                                                            ===================

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

               The Company has net operating loss carryforwards totaling approximately

               $2,084,000 expiring in 2016.


                       VIROPRO, INC.AND ITS WHOLLY-OWNED SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001 AND 2000

     NOTE 5 - RELATED PARTY TRANSACTIONS

               Between September  1997  through  June 1999, the Company borrowed funds under  notes payable aggregating $583,200  from  Jade  Investments,  as major shareholder  controlled  entity,  with interest at 10%. The notes are payable on demand.  Interest of $ 180,686  has been accrued at June

               30, 2001.  No payments have been made.

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

Set  forth below is certain biographical information regarding each Director and

Executive  Officer  of  the  Company.


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

     Consolidated  Financial  Statements:

     Balance  Sheets

     Statements  of  Operations

     Statements  of  Changes  in  Stockholders  Equity

     Statements  of  Cash  Flow

     Notes  to  Financial  Statements

     II.  Reports  on  Form  8-K:

     Amended Forms 8-K were filed by the registrant on August 22, 2000 and November 3, 2000 relating to a previously reported change of auditors.


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