Form 10QSB
period 2002-12-31
VIROPRO INC
filed 2003-02-19
CIK 703901

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED: December 31, 2002

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

YES  (X)    NO  ()

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2002, the number of the Company's shares of par value $.001 common stock outstanding was 7,324,749.

                                  VIROPRO, INC.

                                   FORM 10-QSB

                                DECEMBER 31, 2002

Item 2 - Management's Discussion and Analysis of Financial Condition and

                                  VIROPRO, INC.

                                   FORM 10-QSB

                                DECEMBER 31, 2002

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIROPRO, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)

Assets

December 31, 2002

Current Assets	-

Total current assets	-

Total assets	$ -

Liabilities and Shareholder's Equity

Current Liabilities

Accrued interest - related party	268,166
Notes payable - related party	583,200

Total current liabilities	851,366

Shareholder's Equity
Common Stock, $.001 par value; authorized	7,475
50,000,000 shares; issued and outstanding 7,474,749
Paid in Capital	1,102,584
Accumulated Deficit	(1,961,425)

Total Shareholder's Equity/(Deficit)	(851,366)

Total liabilities and shareholder's equity	$ -

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Three months ended	Six months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ -	$ -	$ -	$ -

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses:
Selling, general and administrative expenses	-	-	-	-
Total operating expenses	-	-	-	-

Income(Loss) before other income (expense)	-	-	-	-

Other income (expense):
Interest expense (principally related party)	(14,580)	(14,580)	(29,160)	(29,160)
Total other income (expense)	(14,580)	(14,580)	(29,160)	(29,160)

Income (Loss) from continuing operations	(14,580)	(14,580)	(29,160)	(29,160)

Discontinued operations:
Gain on assignment of subsidiary	210,125	-	210,125	-
Income (Loss) from operations of discontinued subsidiary	-	-	-	-
	210,125	-	210,125	-

Net Income (Loss)	$ 195,545	$ (14,580)	$ 180,965	$ (29,160)

Basic weighted average common shares outstanding	7,474,749	7,474,749	7,474,749	7,474,749

Basic and diluted Loss per common share	$0.03	$(0.00)	$0.02	$(0.00)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
Six months ended
December 31, 2002	December 31, 2001
(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ 180,965	$ (29,160)

Changes in Operating assets and liabilities:
Accounts Payable and Accrued Liabilities	(180,965)	29,160

Net cash provided by/(used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by/(used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$ -	$ -

Supplemental information:

None

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Viropro, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Viropro Inc.’s form 10-KSB as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – NET EARNINGS/(LOSS) PER SHARE

     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share.  SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.  Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $29,160 (unaudited) from continuing operations for the six months ended December 31, 2002. Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

NOTE 4 -RELATED PARTY TRANSACTIONS

     Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, as major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $268,166 has been accrued at December 30, 2002. No payments have been made.

VIROPRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – ASSIGNMENT OF WHOLLY-OWNED SUBSIDIARY

     On October 16, 2002, the Company assigned all of its rights, title and interest of its wholly-owned subsidiary Insecta Sales & Research, Inc. to Prime Time Insects, Inc. (A Bahamian Corporation) owned by a related party. In consideration for these assets and the use of the "Insecta" name and abandoned EPA registration, "Prime Time" will assume in its entirety an accounts payable of $210,125 of Insecta Sales & Research, Inc.

                                  VIROPRO, INC.

                                   FORM 10-QSB

                                DECEMBER 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001.

During the three month period ending December 31, 2002 the Company’s net income was 195,545 compared to a loss of $14,580 for the same period in the prior year.   The change from year to year was related to a one-time gain realized from the assignment of its wholly-owned subsidiary whereby, the assignee assumed accounts payable in the amount of $210,125.   Gross profit for the three-month periods ended December 31, 2002 and 2001 was zero dollars. The Company incurred no operating expenses during the three-month periods ended December 31, 2002 and 2001.

During the six month period ending December 31, 2002 the Company’s net income was 180,965 compared to a loss of $29,160 for the same period in the prior year.   The change from year to year was related to a one-time gain realized from the assignment of its wholly-owned subsidiary whereby, the assignee assumed accounts payable in the amount of $210,125.   Gross profit for the six-month periods ended December 31, 2002 and 2001 was zero dollars. The Company incurred no operating expenses during the six-month periods ended December 31, 2002 and 2001.

REVENUES

During the three and six month periods ended December 31 2002 and 2001, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING EXPENSES

During the three and six months ended December 31, 2002 and 2001 the Company incurred no operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At December 31, 2002, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2002.

                                  VIROPRO, INC.

                                   FORM 10-QSB

                                DECEMBER 31, 2002

PART  II

OTHER  INFORMATION

Item  1.  Legal  Proceedings.

NONE

Item  2.  Changes  in  Securities.

NONE

Item 3.  Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

None

Item  5.  Other  Information.

NONE

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

No reports on Form 8-K were filed in the period ending December 31, 2002.

                                    SIGNATURE

In  accordance  with  the requirements of the Security Exchange Act of 1934, the

Registrant has caused this report to be signed on its behalf by the undersigned,

duly  authorized.

VIROPRO, INC.

Date: February 19, 2002                 By: /s/ Hugh Johnson

                                         --------------------------------

                                         Hugh Johnson, President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Hugh Johnson, certify that:

1.

I have reviewed this revised quarterly report on Form 10-QSB of VIROPRO, INC.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2002                 By: /s/ Hugh Johnson

                                         --------------------------------

                                         Hugh Johnson, President