Form 10QSB
period 2003-03-31
VIROPRO INC
filed 2003-05-15
CIK 703901

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED: March 31, 2003

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

YES  (X)    NO  ()

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2003, the number of the Company's shares of par value $.001 common stock outstanding was 49,974,749.

                                  VIROPRO, INC.

                                   FORM 10-QSB

                                  March 31, 2003

Item 2 - Management's Discussion and Analysis of Financial Condition and

            Results of Operations............................................ 8

Item 3 - Controls and Procedures                                              9

                                  VIROPRO, INC.

                                   FORM 10-QSB

                                DECEMBER 31, 2002

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIROPRO, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31, 2003
Assets

Current Assets	$ -

Total current assets	-

Total assets	$ -

Liabilities and Shareholder's Equity

Current Liabilities	$ -

Total current liabilities	-

Shareholder's Equity
Common Stock, $.001 par value; authorized	49,975
50,000,000 shares; issued and outstanding 49,974,749
Paid in Capital	1,911,450
Accumulated Deficit	(1,961,425)

Total Shareholder's Equity/(Deficit)	-

Total liabilities and shareholder's equity	$ -

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31,  2003

	Three months ended		Nine months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ -	$ -	$ -	$ -

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses:
Selling, general and administrative expenses	-	-	-	-
Total operating expenses	-	-	-	-

Income(Loss) before other income (expense)	-	-	-	-

Other income (expense):
Interest expense (principally related party)	-	(14,580)	(29,160)	(43,740)
Total other income (expense)	-	(14,580)	(29,160)	(43,740)

Income (Loss) from continuing operations	-	(14,580)	(29,160)	(43,740)

Discontinued operations:
Gain on assignment of subsidiary	-	-	210,125	-
Income (Loss) from operations of discontinued subsidiary	-	-	-	-
	-	-	210,125	-

Net Income (Loss)	$ -	$ (14,580)	$ 180,965	$ (43,740)

Basic weighted average common shares outstanding	26,363,638	7,474,749	38,234,418	7,474,749

Basic and diluted Loss per common share	$ -	$ (0.00)	$ 0.00	$ (0.01)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2003

Nine months ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ 180,965	$ (43,740)

Changes in Operating assets and liabilities:
Accounts Payable and Accrued Liabilities	(180,965)	43,740

Net cash provided by/(used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by/(used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$ -	$ -

Supplemental information:

Issuance of shares for settlement of related party debt	851,366

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2003

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

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $29,160 (unaudited) from continuing operations for the nine months ended March 31, 2003. Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

NOTE 4 -RELATED PARTY TRANSACTIONS

     Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, a major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $268,166 has been accrued at December 31, 2002.  On February 20, 2003, the outstanding note balance of $851,366 was settled with the issuance of 42,500,000 shares of common stock.

VIROPRO INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2003

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

                                  March 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001.

During the three month period ending March 31, 2003, the Company’s net income was zero compared to a loss of $14,580 for the same period in the prior year.  The change from year to year results from there having been no interest accrued in the current quarter due to issuance of shares which settled a related party debt.  Gross profit for the three-month periods ended March 31, 2003 and 2002 was zero dollars.  The Company incurred no operating expenses during the three-month periods ended March 31, 2003 and 2002.

During the nine month period ending March 31, 2003 the Company’s net income was 180,965 compared to a loss of $43,740 for the same period in the prior year.   The change from year to year was related to a one-time gain realized from the assignment of its wholly-owned subsidiary whereby, the assignee assumed accounts payable in the amount of $210,125.   Gross profit for the nine-month periods ended March 31, 2003 and 2002 was zero dollars. The Company incurred no operating expenses during the six-month periods ended March 31, 2003 and 2002.

REVENUES

During the three and nine month periods ended March 31 2003 and 2002, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING EXPENSES

During the three and nine months ended March 31, 2003 and 2002 the Company incurred no operating expenses.  This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At March 31, 2003, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, June 30, 2002.

                                  VIROPRO, INC.

                                   FORM 10-QSB

                                  March 31, 2003

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings.

PART  II

OTHER  INFORMATION

Item  1.  Legal Proceedings.

NONE

Item  2.  Changes in Securities.

On March 7, 2003 the Board of the Company voted to approve the issuance of 42,500,000 shares of common stock to Jade in conversion of the $861,366 due and owing to Jade on December 31, 2002.  This loan was converted at a rate per share of double the bid price for the common stock of the Company as of the date of the conversion.

As of this date, Jade now controls eighty-five percent (85%) of the common stock of the Company.  Prior to this date no shareholder controlled five percent  (5% ) or more of the common stock of the Company.

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

NONE

Item  6.  Exhibits and Reports on Form 8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

Date filed

Form

Items

---------------------------------------------------------

2/18/2003

8-K

4, 7

2/25/2003

8-K/A

4, 7

3/12/2003

8-K

1, 7

4/22/2003

8-K/A

4, 7

5/07/2003

8-K/A

4, 7

                                    SIGNATURE

In  accordance  with  the requirements of the Security Exchange Act of 1934, the

Registrant has caused this report to be signed on its behalf by the undersigned,

duly  authorized.

VIROPRO, INC.

Date: May 15, 2003                       By: /s/ Hugh Johnson

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

Date: May 15, 2003                      By: /s/ Hugh Johnson

                                         --------------------------------

                                         Hugh Johnson, President