Form 10KSB
period 2003-06-30
VIROPRO INC
filed 2003-09-29
CIK 703901

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2005 Estimated average burden hours per response: 294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2003

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 333-06718

VIROPRO, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

NEVADA

65-0645502

(State or other jurisdiction of

(IRS Employer Identification

 Incorporation or Organization)

Number)

3163 Kennedy Boulevard, Jersey City, New Jersey

   07306

(Address of Principal Executive Offices)

(Zip Code)

Registrant's Telephone Number: (201) 217-4137

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value.

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30,  2003: $55,798.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of June 30, 2003 were 49,974,749.

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

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

(This space left intentionally blank.)

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

PAGE

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

ITEM 2.

DESCRIPTION OF PROPERTY

ITEM 3.

LEGAL PROCEEDINGS

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

ITEM 7.

FINANCIAL STATEMENTS

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.

EXECUTIVE COMPENSATION

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

ON FORM 8-K

ITEM 14.

CONTROLS AND PROCEDURES

SIGNATURES

CERTIFICATIONS

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

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

From March 31, 1998 through the fiscal year ended June 30, 2001, Viropro's sole operational division was Insecta Sales and Research, Inc., which marketed a line of insecticide products under the brand name Insecta. The change in business focus manifested through the acquisition of Insecta allowed the Company to effectively develop and aggressively market high quality, preemptive and efficacious insect control products which were marketed to consumers and industrial users and insect control professionals.

The Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company’s products would be no longer available for sale for consumer or professional use effective December 2001. The Company had until that date to sell its inventory of products containing this ingredient.  The Company sought a replacement product without success. The Company has written off its inventory and has substantially curtailed its operations.

In October of 2002, the Company assigned all of its rights, title and interest of its wholly-owned subsidiary Insecta Sales & Research, Inc. to Prime Time Insects, Inc. (A Bahamian Corporation) owned by a related party. In consideration for these assets and the use of the "Insecta" name and abandoned EPA registration, "Prime Time" will assume in its entirety an accounts payable of $210,125 of Insecta Sales & Research, Inc.

It is actively looking for revenue producing acquisition targets in diverse business areas in an effort to provide a potential of continued shareholder value. No potential acquisition targets have been found as of this date and there can be no guarantees that a suitable company can be found.

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

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

Item 3. Legal Proceedings

The Company is not a party to any legal proceeding.

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the OTCBB under the symbol "VROP".

On October 25, 1995 Granite, Ltd. the predecessor of Food Concepts, Inc. acquired all of the outstanding stock of Savon Coffee, Inc. for 20,000,000 shares of Granite common stock $.0001 par value which was subsequently reverse split one for ten leaving 2,000,000 shares $.001 par value which then constituted approximately 85.6 percent of the corporation. Granite reserved or issued outstanding securities in consideration for the conveyance of all shares of Savon stock which then constituted 100 percent of Savon's authorized issued and outstanding securities. In conjunction therewith the  Certificate of Incorporation of Granite was amended affecting a one for ten reverse split of the corporations common stock $.0001 par value (converting the 50,000,000 shares then authorized into 5,000,000 shares, $.001 par value, and the 3,327,300 then outstanding into 332,700 shares, $.0001 par value, followed by an increase in the resulting authorized capitalization of Granite from 5,000,000 shares, $.0001 par value to 20,000,000, $0001 par value. Subsequent thereto the name of the Company was changed from Granite, Ltd. to Savon Coffee, Inc. a Nevada corporation and said Savon subsequently had its name changed to Food Concepts, Inc. a Nevada corporation on March 26, 1996. Effective March 31, 1998 the Company changed its name to Viropro, Inc. The common stock is traded on the OTCBB. There is no other established market for the Company's securities.

The following table sets forth the range of high and low bid prices for the Company's common stock as quoted by the OTCBB.  These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

SHARES OVER THE COUNTER

  LOW

 HIGH

QUARTER ENDING

   BID

   BID

------------------------------------

---------

---------

June 30, 2001

  $0.01

  $0.01

September 30, 2001

  $0.005

  $0.005

December 31, 2001

  $0.004

  $0.005

March 31, 2002

  $0.005

  $0.006

June 30, 2002

  $0.005

  $0.02

September 30, 2002

  $0.008

  $0.02

December 31, 2002

  $0.008

  $0.013

March 31, 2003

  $0.008

  $0.013

June 30, 2003

  $0.008

  $0.01

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

As of June 30, 2003 there were in excess of 380 shareholders (based on the number of shareholders of record and an approximation of the number of beneficial owners of common stock). Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 2003 AND 2002

During the twelve month period ending June 31, 2003, the Company incurred a loss of $39,290 compared to a loss of $58,320 for the same period ended June 30, 2002. Losses reflect the interest on loans payable and modest administrative expenses.

REVENUES

During the twelve month period ending June 30, 2003, the Company's revenues were zero dollars the same as during for the fiscal year ended June 30, 2002.  Revenue from sales activities are recognized when the product is shipped to the client. Revenue is totally dependant on the Company's ability to sell and distribute its products.

The Company had a onetime gain of $210,125 during fiscal 2003 from the assignment of its Insecta subsidiary to a related party. This party, Prime Time Insects, Inc. assumed all of the liabilities of this discontinued subsidiary in return for the assignment of the “Insecta” name and the abandoned EPA registration.

OPERATING EXPENSES

During the twelve months ended June 30, 2003, the Company incurred zero dollars in operating expenses, the same during the previous fiscal year. This decrease reflects the cessation of sales due to the EPA ruling.

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, as well as at June 30, 2002, the Company had no cash and cash equivalents. Company operations are not generating sufficient cash to maintain operations. The Company's cash resources were determined entirely on the volume of sales and services generated.  The Company reviewed all non-essential activities and expenditures and aggressively curtailed these items to assist in reducing the cash used in operating activities. To cover expenditures, the Company had borrowed $583,200 from a shareholder from the years 1997-1999. This loan is a demand note bearing a 10% interest rate. Interest of $268,166 had been accrued at December 31, 2002.  On February 20, 2003, the outstanding note balance of $851,366 was settled with the issuance of 42,500,000 shares of common stock.

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

Item 7. Financial Statements

VIROPRO, INC.

AUDITED FINANCIAL STATEMENTS

JUNE 30, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Viropro, Inc.

I have audited the accompanying balance sheets of Viropro, Inc. as of June 30, 2003 and 2002 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. at June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.   .

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Cohen CPA

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

September 15, 2003

VIROPRO, INC. CONSOLIDATED BALANCE SHEET
Assets

	June 30, 2003	June 30, 2002

Current Assets	-	-

Total current assets	-	-

Total assets	-	-

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable	10,130	210,125
Accrued interest - related party		239,006
Note payable - related party		583,200

Total current liabilities	10,130	1,032,331

Shareholder's Equity
Common Stock, $.001 par value; authorized 50,000,000 shares	49,975	7,475
Issued and outstanding 49,974,749 in 2003, 7,474,749 in 2002
Paid in Capital	1,911,450	1,102,584
Accumulated Deficit	(1,971,555)	(2,142,390)

Total Shareholder's Equity/(Deficit)	(10,130)	(1,032,331)

Total liabilities and shareholder's equity	$ -	$ -

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	Year ending
	June 30, 2003	June 30, 2002

Revenue	$ -	$ -

Cost of Revenue	-	-

Gross Profit	-	-

Operating expenses:
Selling, general and administrative expenses	10,130	-
Total operating expenses	10,130	-

Income(Loss) before other income (expense)	(10,130)	-

Other income (expense):
Interest expense (principally related party)	(29,160)	(58,320)
Total other income (expense)	(29,160)	(58,320)

Income (Loss) from continuing operations	(39,290)	(58,320)

Discontinued operations:
Gain on assignment of subsidiary	210,125	-
Income (Loss) from operations of discontinued subsidiary	-	-
	210,125	-

Net Income (Loss)	170,835	(58,320)

Basic weighted average common shares outstanding	22,608,999	7,474,749

Basic and diluted Loss per common share	$ 0.01	$ (0.01)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. STATEMENT OF SHAREHOLDERS' DEFICIT

					Total
	Common Stock		Paid in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity

Balance, ending June 30, 2001	7,474,749	$ 7,475	$1,102,584	$(2,084,070)	$ (974,011)

Net loss year ended June 30, 2002				(58,320)	(58,320)

Balance, ending June 30, 2002	7,474,749	7,475	1,102,584	(2,142,390)	(1,032,331)

Issuance of shares for settlement of liabilities	42,500,000	42,500	808,866		851,366

Net income - year ended June 30, 2003				170,835	170,835

Balance, ending June 30, 2003	49,974,749	$ 49,975	$1,911,450	$(1,971,555)	$ (10,130)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

Year ending
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ 170,835	$ (58,320)

Changes in Operating assets and liabilities:
Accounts Payable and Accrued Liabilities	(170,835)	58,320

Net cash provided by/(used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by/(used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$ -	$ -

Supplemental information:

Issuance of shares for settlement of related party debt	851,366

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

Viropro Inc.

Notes to Financial Statements

June 30, 2003

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Certain amounts included in the financial statements are estimated based on currently available information and management’s judgment as to the outcome of future conditions and circumstances.  Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.  Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Earnings(Loss) Per Share of Common Stock

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

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Viropro Inc.

Notes to Financial Statements

June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements:

The Statement of Financial Accounting Standards Board (SFAS) No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement establishes standards for accounting and reporting for business combinations.  This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting.  This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001.  SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 143, “Accounting for Asset Retirement Obligation,” was issued by the Financial Accounting Standards Board (FASB) in August 2001.  This Statement will require companies to record a liability for asset retirement obligations in the period  in which they are incurred, which typically could be upon completion or shortly thereafter.  The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002.  The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the Financial Accounting Standards Board (FASB) in October 2001.  This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”  This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $39,290 from continuing operations for the year ended June 30, 2003. Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

NOTE 4 -RELATED PARTY TRANSACTIONS

     Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, a major shareholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $268,166 had been accrued at December 31, 2002.  On February 20, 2003, the outstanding note balance of $851,366 was settled with the issuance of 42,500,000 shares of common stock.

Viropro Inc.

Notes to Financial Statements

June 30, 2003

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

NOTE 6 – INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception.  The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's current auditor, Mark Cohen, CPA conducted the audit for the fiscal year ended June 30, 2003 and 2002.  There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME

AGE

POSITION

LENGTH OF SERVICE

-------------------------------------------

--------

-----------------

--------------------------------

Hugh D. Johnson

  (76)

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

IDENTIFICATION OF EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's present Executive Officers:

NAME

AGE

POSITION

LENGTH OF SERVICE

-------------------------------------------

--------

--------------------------

--------------------------------

Hugh D. Johnson

  (76)

  President

          Since 2000

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

FORM 10-KSB

JUNE 30, 2003

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

Item 10.   Executive Compensation

The Company paid no cash or other compensation in excess of $60,000 to any executive officer or director of the Company during the fiscal year ended June 30, 2003.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage, as of June 30, 2003 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name

Percentage Owned

Number of Shares Owned

-------------------------------

--------------------

--------------------------------

Jade Investments (Bahamas) Ltd

85%

42,500,000

Hugh D. Johnson

0%

   0

All officers and directors

as a group

0%

   0

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and its former operating company Insecta borrowed money form Jade Investments, a major shareholder of the company aggregating to the amount of $583,200. The notes covering these loans carried 10% per annum interest and were payable on demand.  Interest of $268,166 had been accrued at December 31, 2002.  On February 20, 2003, the outstanding note balance of $851,366 was settled with the issuance of 42,500,000 shares of common stock.

     On October 16, 2002, the Company assigned all of its rights, title and interest of its wholly-owned subsidiary Insecta Sales & Research, Inc. to Prime Time Insects, Inc. (A Bahamian Corporation) owned by a related party.  In consideration for these assets and the use of the "Insecta" name and abandoned EPA registration, "Prime Time" assumed, in its entirety, an accounts payable of $210,125 of Insecta Sales & Research, Inc.

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

(1)

(18)

Letter re: change in accounting principles.

(1)

(20)

Other documents or statements to security holders.

(1)

(21)

Subsidiaries of the Registrant.

(3)

(22)

Published report regarding matters submitted to vote of security holders.

(1)

(23)

Consents of Experts and counsel.

(1)

(24)

Power of Attorney.

(1)

(27)

Financial Data Schedule (no longer required)

(1)

(31)

Certification required by Rule 13a-14(a) or Rule 15d-14(a).

(3)

(32)

Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the

Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(3)

(99)

Additional Exhibits.

(1)

(1) These items have either been omitted or are not applicable

(2) Incorporated by reference to previous filing

(3) Attached

(b)  The Company filed the following reports on Forms 8K and 8K/A during the fiscal year ended June 30, 2003:

Item 4, 7

02/18/2003

Item 4, 7

04/22/2003

Item 4, 7

02/25/2003

Item 4, 7

05/07/2003

Item 1, 7

03/12/2003

VIROPRO, INC.

FORM 10-KSB

JUNE 30, 2003

Item 14.  Controls and Procedures

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s CEO and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIROPRO, INC.

BY:/s/ Hugh D. Johnson

HUGH D. JOHNSON

President

Dated: September 24, 2003