Form 10QSB
period 2003-06-30
VIROPRO INC
filed 2003-11-12
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: September 30, 2003

COMMISSION FILE NUMBER: 333-06718

VIROPRO INC.

------------------------------------------------------

(Exact name of registrant as specified in its charter)

NEVADA

   13-3124057

----------------------------------------------------

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

As of September 30, 2003, the number of the Company's shares of par value $.001 common stock outstanding was 49,974,749.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

September 30, 2003

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheet

3

Consolidated Statements of Operation

4

Consolidated Statements of Cash Flow

5

Notes to Financial Statements

6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3 - Controls and Procedures

8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

8

Item 2.  Changes in Securities and Use of Proceeds

8

Item 3. Defaults Upon Senior Securities

8

Item 4. Submission of Matters to a Vote of Security Holders

8

Item 5. Other Information

8

Item 6. Exhibits and Reports on Form 8-K

9

SIGNATURES

9

CERTIFICATION

10

VIROPRO, INC.

FORM 10-QSB

SEPTEMBER 30, 2003

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIROPRO, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

Assets

September 30, 2003

Current Assets	-

Total current assets	-

Total assets	-

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable	8,130

Total current liabilities	8,130

Shareholder's Equity
Common Stock, $.001 par value; authorized	49,975
50,000,000 shares; issued and outstanding 49,974,749
Paid in Capital	1,913,950
Accumulated Deficit	(1,972,055)

Total Shareholder's Equity/(Deficit)	(8,130)

Total liabilities and shareholder's equity	$ -

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three months ended
	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)

Revenue	$ -	$ -

Cost of Revenue	-	-

Gross Profit	-	-

Operating expenses:
Selling, general and administrative expenses	500	-
Total operating expenses	500	-

Income(Loss) before other income (expense)	(500)	-

Other income (expense):
Interest expense (principally related party)	-	(14,580)
Total other income (expense)	-	(14,580)

Income (Loss) from continuing operations	(500)	(14,580)

Discontinued operations:
Gain on assignment of subsidiary	-	-
Income (Loss) from operations of discontinued subsidiary	-	-
	-	-

Net Income (Loss)	(500)	(14,580)

Basic weighted average common shares outstanding	49,974,749	7,474,749

Basic and diluted Loss per common share	$ (0.00)	$ (0.00)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Three months ended
	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (500)	$ (14,580)

Changes in Operating assets and liabilities:
Accounts Payable and Accrued Liabilities	500	14,580

Net cash provided by/(used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by/(used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$ -	$ -

Supplemental information:

Pymt by shareholder of accounts payable on behalf of Company	(2,500)

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

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company has reported net losses from inception totaling $1,972,055 (unaudited). Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

NOTE 4 -RELATED PARTY TRANSACTIONS

     In September 2003 a major shareholder controlled entity, paid $2,500 of the Company’s accounts payable on behalf of the Company.  The Company and the shareholder agreed to reflect this transaction as additional paid in capital to the Company.

VIROPRO, INC.

FORM 10-QSB

September 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

During the three month period ending September 30, 2003, the Company’s net loss was $500 compared to a loss of $14,580 for the same period in the prior year.   The change from year to year was related to no interest accrued in the current quarter due to issuance of shares which settled a related party debt.  Gross profit for the three-month periods ended March 31, 2003 and 2002 was zero dollars.

REVENUES

During the three month periods ended September 30 2003 and 2002, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue from year to year is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold.

OPERATING EXPENSES

During the three months ended September 30, 2003 and 2002 the Company incurred $500 in 2003 and zero in 2003 for operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LONGEVITY AND CAPITAL RESOURCES.

At September 30, 2003, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, July 01, 2003.

VIROPRO, INC.

FORM 10-QSB

September 30, 2003

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

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

None

Item  2.  Changes in Securities.

On March 7, 2003 the Board of the Company voted to approve the issuance of 42,500,000 shares of common stock  in conversion of an aggregate of $861,366 in loans due and owing on December 31, 2002.  This loan was converted at a rate per share of double the bid price for the common stock of the Company as of the date of the conversion.  None of the recipients of the shares was an affiliate prior to the conversion.

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

Item  6.  Exhibits and Reports on Form 8-K.

(a)      Omitted exhibits not required.

(b)      Reports  on  Form  8-K

The Company filed no reports on 8-K during the period covered by this report.

SIGNATURE

In  accordance  with  the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly  authorized.

VIROPRO, INC.

Date: November 11, 2003

By: /s/ Hugh Johnson

--------------------------------

Hugh Johnson, President