Form 10KSB
period 2003-11-30
VIROPRO INC
filed 2004-03-01
CIK 703901

     OMB APPROVAL

OMB Number:   3235-0420

Expires:   April 30, 2006

Estimated average burden

 hours per response:  1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended November 30, 2003

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

Commission File Number: 333-06718

VIROPRO, INC.

(Name of Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	13-3124057 (I.R.S. Employer Identification Number)

3163 Kennedy Boulevard, Jersey City, New Jersey 07306    (201) 217-4137

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Richard Lee 3163 Kennedy Boulevard, Jersey City, New Jersey 07306 (201) 217-4137	Copy to: Irving Rothstein, Esq. Law Offices of Irving Rothstein 1060 East 23rd Street Brooklyn, New York 11210 Tel: 718-513-4983 Fax: 718-228-5639

 (Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no  disclosure  will be contained, to the  best  of registrant's knowledge, in definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $2,338,615 on January 30, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    4,116,974 shares of common stock on January 30, 2004.

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Viropro, Inc., the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and  future business  decisions,  all  of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the  forward  looking  statements are reasonable, any of the assumptions could prove inaccurate  and,  therefore,  actual  results  may  differ  materially  from  those  set  forth  in  the  forward-looking statements.

VIROPRO, INC.

FORM 10-KSB

November 30, 2003

PAGE

PART I

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

7

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                       ACCOUNTING AND FINANCIAL DISCLOSURE

16

ITEM 8A.       CONTROLS AND PROCEDURES

16

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

16

ITEM 10.       EXECUTIVE COMPENSATION

17

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

17

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

17

PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

18

SIGNATURES

19

INDEX TO EXHIBITS

20

CERTIFICATIONS

21

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

The Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company’s products would be no longer available for sale for consumer or professional use effective December 2001. The Company had until that date to sell its inventory of products containing this ingredient.   The Company sought a replacement product without success. The Company has written off its inventory and  substantially curtailed its operations.

In October of 2002, the Company assigned all of its rights, title and interest of its wholly-owned subsidiary, Insecta Sales &  Research, Inc., to Prime Time Insects, Inc., a Bahamian Corporation owned  by a  related  party.  In consideration for these assets and the use of the "Insecta" name and abandoned EPA registration, "Prime Time" assumed in its entirety an accounts payable of $210,125 of Insecta Sales & Research, Inc.

Since such date, the Company’s only business activities has been to look for revenue producing acquisition targets in diverse business areas in an effort to provide a potential of continued shareholder value.

On December 18, 2003, the Company entered into a Letter of Intent with Central Network Communications to acquire CNC Holdings Inc. and on January 21, 2004 signed a Stock Exchange Agreement.  The Agreement provides, in essence, for the Company to acquire CNC through the issuance of 20,000,000 shares of common stock to the stockholders of Central Network Communications Inc., CNC’s parent.  CNC primarily develops and licenses software for the healthcare industry.  CNC is a private Canadian corporation.

Employees

The Company has no employees.

Item 2. Description of Property

The Company presently maintains its corporate offices in the offices of one of its shareholders in Jersey City, New Jersey.  Inasmuch as the Company has no real business activity the space is used on an as needed basis at no cost to the Company and as a mail drop. Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space.

Item 3. Legal Proceedings

The Company is not a party to any legal proceeding.

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2003, or during the period July 1, 2003 through November 30, 2003 which is the period of the Company’s shortened fiscal/accounting year due to its change of fiscal year end from June 30 to November 30.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the OTC:Bulletin Board under the symbol "VPRO".  Prior to November 26, 2003, the stock traded under the symbol “VROP.”

The following table sets forth the range of high and low closing prices for the Company's common stock as quoted by the OTC:BB. These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions. All prices have been adjusted to account for the 1:12.14 reverse split enacted on November 26, 2003.

HIGH

LOW

------------

----------

QUARTER ENDING

February 28, 2002

$0.061

$0.049

May 31, 2002

$0.073

$0.061

August 31, 2002

$0.243

$0.061

November 30, 2002

$0.243

$0.097

February 28, 2003

$0.243

$0.097

May 31, 2003

$0.243

$0.073

August 31, 2003

$0.231

$0.073

November 30, 2003

$2.55

$0.097

As of November 30, 2003 there were 442 shareholders of record. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report.

Plan Of Operations

The Company has no operations and is an inactive shell.  Its only business activities is making its required filings with the SEC to stay current and searching for an operating business to acquire.  The Company had a one time gain of $210,125 during fiscal 2003 from the assignment of its Insecta subsidiary to a related party.  This party, Prime Time Insects, Inc. assumed all of the liabilities of this discontinued subsidiary in return for the assignment of the “Insecta” name and the abandoned EPA registration.

Since there are no employees or other overhead expenses, the Company incurred zero dollars in operating expenses, the same during the previous fiscal year.

At November 30, 2003 as well as at June 30, 2003 and June 30, 2002, the Company had no cash or cash equivalents. It is therefore actively looking for revenue producing acquisition targets in diverse business areas in an effort to provide a potential for continued shareholder value.

On December 18, 2003, the Company signed a Letter of Intent to acquire CNC for 20,000,000 shares. A long form Exchange Agreement was signed on January 21, 2004, and the closing thereunder is subject to various conditions including registering the shares to be issued.  Following the closing, the Company will operate the business of CNC and will support itself through the expected revenues of CNC and from private financing as necessary which it expects to be able to raise in limited amounts once it has an operating business, although there can be assurance that it will be successful. In the event the Company does not close the deal with CNC, it will continue to search for operating businesses to acquire.

Under the terms of the Exchange Agreement Viropro’s current director will resign and will be replaced by a nominee of Central Network.  The Exchange Agreement also provides that the obligations of Viropro and Central Network are subject to the performance, unless waived, of their respective covenants and agreements set forth in the Exchange Agreement in all material respects and the continued truth of their respective representations and warranties set forth in the Exchange Agreement.  The Exchange Agreement provides for either Viropro or Central Network, as appropriate, to indemnify the other in the event any representation or warranty made by either party to the other in the Exchange Agreement was not accurate.

Pursuant to the Exchange, title to all of the property and assets of CNC will continue to be vested in CNC (except for the Trivor subsidiary which will be disposed of prior to the closing) which will become a wholly-owned subsidiary of Viropro.

The Exchange Agreement may be terminated by the mutual written consent of the Boards of Directors of either party at any time prior to the closing, and by either party if (i) its board of directors receives a written proposal to effect a merger, sale of substantially all the assets or similar transaction and the board determines that such transaction is more favorable to the its stockholders than the existing transaction, (ii) the purchase is enjoined or prohibited by a court or governmental entity or (iii)  the closing has not occurred on or before September 21, 2004, through no fault of the terminating party.

Under Nevada and Delaware law, both Viropro and Central Network, respectively, require the approval of a majority of their respective stockholders for this transaction.  Both corporations have already obtained the necessary approval through written consents.  In addition, Viropro has also obtained shareholder approval to increase its authorized capital to 50,000,000 shares of common stock.

As previously disclosed in its public filings, Viropro is an inactive shell corporation and its main business activity has been to search for an operating business to acquire.  Viropro believes that CNC is about to break through with its products and that the acquisition will provide tremendous value to its shareholders.

Item 7. Financial Statements

Viropro Inc.

AUDITED FINANCIAL STATEMENTS

November 30, 2003, and June 30, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Viropro, Inc.

I have audited the accompanying balance sheet of Viropro, Inc. as of November 30, 2003 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the short period from July 1, 2003 through November 30, 2003.  I have also audited the balance sheets as of June 30, 2003 and 2002 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. at November 30, 2003 and the results of its operations and its cash flows for the short period from July 1, 2003 through November 30, 2003 as well as the financial position of Viropro, Inc. at June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mark Cohen

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

February 19, 2004

VIROPRO, INC. CONSOLIDATED BALANCE SHEET

Assets

	November 30, 2003	June 30, 2003	June 30, 2002

Current Assets	-	-	-

Total current assets	-	-	-

Total assets	$ -	$ -	$ -

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable	2,450	10,130	210,125
Accrued interest - related party	-	-	239,006
Note payable - related party	-	-	583,200

Total current liabilities	2,450	10,130	1,032,331

Shareholder's Equity
Common Stock, $.001 par value; authorized 4,118,616 shares Issued and outstanding 4,116,974 at November 30, 2003 after 1 to 12.14 reverse split on November 20, 2003. Issued and outstanding 49,974,749 at June 30 2003, 7,474,749 at June 30, 2002	4,117	49,975	7,475
Paid in Capital	1,967,438	1,911,450	1,102,584
Accumulated Deficit	(1,974,005)	(1,971,555)	(2,142,390)

Total Shareholder's Equity/(Deficit)	(2,450)	(10,130)	(1,032,331)

Total liabilities and shareholder's equity	$ -	$ -	$ -

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SHORT YEAR ENDED NOVEMBER 30, 2003 AND FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	Year ended
	November 30, 2003	June 30, 2003	June 30, 2002

Revenue	$ -	$ -	$ -

Cost of Revenue	-	-	-

Gross Profit	-	-	-

Operating expenses:
Selling, general and administrative expenses	2,450	10,130	-
Total operating expenses	2,450	10,130	-

Income(Loss) before other income (expense)	(2,450)	(10,130)	-

Other income (expense):
Interest expense (principally related party)	-	(29,160)	(58,320)
Total other income (expense)	-	(29,160)	(58,320)

Income (Loss) from continuing operations	(2,450)	(39,290)	(58,320)

Discontinued operations:
Gain on assignment of subsidiary	-	210,125	-
	-	210,125	-

Net Income (Loss)	(2,450)	170,835	(58,320)

Basic weighted average common shares outstanding	4,116,974	22,608,999	7,474,749

Basic and diluted Loss per common share	$ (0.00)	$ 0.01	$ (0.01)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. STATEMENT OF SHAREHOLDERS' DEFICIT

					Total
			Paid in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity

Balance, ending June 30, 2001	7,474,749	$ 7,475	$1,102,584	$(2,084,070)	$ (974,011)

Net loss year ended June 30, 2002				(58,320)	(58,320)

Balance, ending June 30, 2002	7,474,749	7,475	1,102,584	(2,142,390)	(1,032,331)

Issuance of shares for settlement of liabilities	42,500,000	42,500	808,866		851,366

Net income - year ended June 30, 2003				170,835	170,835

Balance, ending June 30, 2003	49,974,749	49,975	1,911,450	(1,971,555)	(10,130)

Shareholders direct payment for accounts payable			10,130		10,130

Reverse split 1 to 12.14	(45,857,775)	(45,858)	45,858		-

Net loss short year ended November 30, 2003				(2,450)	(2,450)

	4,116,974	$ 4,117	$1,967,438	$(1,974,005)	$ (2,450)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. STATEMENT OF CASH FLOWS FOR THE SHORT YEAR ENDED NOVEMBER 30, 2003 AND FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

		Years ending
	November 30, 2003	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (2,450)	$ 170,835	$ (58,320)

Changes in Operating assets and liabilities:
Accounts Payable and Accrued Liabilities	(7,680)	(170,835)	58,320

Net cash provided by/(used in) operating activities	(10,130)	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Shareholders direct payment of accounts payable	10,130	-	-

Net cash provided by/(used in) financing activities	10,130	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental information:

Issuance of shares for settlement of related party debt		851,366

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     Viropro, Inc. (aka Food Concepts, Inc.) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995 the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998 the Company divested itself of its coffee operations. It acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. The principal business of the Company which had been the wholesale distribution of various insecticides, has shut down.

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

Fair value of Financial Instruments

     The carrying amounts reported in the balance sheet for accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

VIROPRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $2,450 for the short year ended November 30, 2003 and $39,290 from continuing operations for the year ended June 30, 2003. Continuation of the Company as a going concern is dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

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

VIROPRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 – INCOME TAXES

The provision for taxes on earnings for the short year ended November 30, 2003 and the years ended June 30, consist of:

November

                          June

     2003

      2003

              2002

Current

    Federal

$       -

$          -

               $        -

    State

         -

            -

                         -

    Foreign

         -

            -

                         -

         -

            -

                          -

Deferred

    Federal

         -

            -

                         -

    State

         -

            -

                         -

    Foreign

         -

             -

                         -

         -

             -

                         -

$       -

$            -

               $        -

     At November 30, 2003, the Company has a Federal tax net operating loss (“NOL”) carryforward of approximately $2,000,000, which expires at various dates through 2015.

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

NOTE 7 – SHAREHOLDERS EQUITY

     The Company has 5,000,000 authorized shares of common stock with a par value of $.001.  Each share entitles the holder to one vote.

     During the fiscal year ended June 30, 2003, the Company issued 42,500,000 shares of common stock for settlement of related party debt (See Note 4).

During the short fiscal year ended November 30, 2003, the Company implemented a 1 to 12.14 reverse stock split.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's current auditor, Mark Cohen, CPA conducted the audit for the fiscal years ended November 30, 2003 and June 30, 2003 and 2002.  There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report.

Item 8A. Controls and Procedures

The Registrant’s President (who is also the Principal Accounting Officer) has evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, he has concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME                                                    AGE             POSITION              LENGTH OF SERVICE

-------------------------------------------     --------           -----------------          --------------------------------

Hugh D. Johnson                                    76                Director                     Since 1998 until December 31, 2003

Richard Sew Iam Lee                             45                Director                     Since October  31,2003

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                                                    AGE              POSITION                       LENGTH OF SERVICE

-------------------------------------------     --------           --------------------------      --------------------------------------

Hugh D. Johnson                                      76               President                         From 2000 until October 2003

                                                                                     Secretary/Treasurer        From 1998 until October 2003

Richard Sew Iam Lee                                45              President                         Since  October 2003

HUGH  D.  JOHNSON,  Director,  Former President,  and Former Secretary/Treasurer,  and  Co-founder,  has  guided  the  formation, structuring  and financing   of INSECTA.  He has an extensive background  in the financial Industry  and  was associated with L. F.  Rothschild & Co and Merrill Lynch, Pierce, Fenner and Smith.

RICHARD SEW IAM LEE, Director and President (sole officer), is an international investor involved in technology and real estate ventures primarily in Asia as well as the United States. He has extensive experience in these fields. He became a shareholder, director and sole officer in October 2003 with the view to seek potential acquisitions for the Company.

(B)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

The company has no employees.

(C)   FAMILY RELATIONSHIPS

None.

(D)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

So far as the Company is aware, no Director or Executive Officer, has been involved in any material legal proceedings during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All officers and directors of the Company timely filed as required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10.   Executive Compensation

The Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal years ended November 30, 2003, June 30, 2003 or June 30, 2002.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage, as of January 31, 2004 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Richard Lee (1)

345,015 (2)

8.4

Stellar Commodities

345.015

8.4

9134-6023 Quebec Inc.

266,603

6.5

4174551 Canada Inc.

242,905

5.9

9134-6015 Quebec Inc.

236,980

5.8

All Officers and Directors

as a Group (1 person)

345,015 (1)

8.4

-------------------------------------------------------------

(1)  The sole officer and director.

(2) Indirectly, through Sunev Investments Limited

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

Exhibit 31

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32

Section 1350 Certification.

(b)  During the fiscal year ended November 30, 2003, the Company filed the following report on Form 8K on November 21, 2003:

Effective November 20, 2003, the Registrant implemented a reverse split in the ratio of 1:12.14 of both the authorized and the outstanding stock.  As a result there are currently 4,118,616 shares authorized of which 4,116,974 are outstanding.

On December 1, 2003 this filing was amended to report that the effective date of the reverse split was November 26.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Richard Lee

_______________________________

Richard Lee, Sole Director and Officer

(acts as chief executive officer and principal accounting officer)

Dated: February 27, 2004

INDEX TO EXHIBITS

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350