Form 10KSB/A
period 2003-11-30
VIROPRO INC
filed 2004-03-18
CIK 703901

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

Commission File Number: 333-06718

VIROPRO, INC.

(Name of Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	13-3124057 (I.R.S. Employer Identification Number)

3163 Kennedy Boulevard, Jersey City, New Jersey 07306    (201) 217-4137

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Richard Lee 163 Kennedy Boulevard, Jersey City, New Jersey 07306 (201) 217-4137	Copy to: Irving Rothstein, Esq. Law Offices of Irving Rothstein 1060 East 23rd Street Brooklyn, New York 11210 Tel: 718-513-4983 Fax: 718-228-5639

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

State the aggregate market value of the voting and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.:  $2,338,615 on January 30, 2004.

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

ITEM 8A.       CONTROLS AND PROCEDURES

18

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

18

ITEM 10.       EXECUTIVE COMPENSATION

19

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

19

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

19

PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

20

SIGNATURES

21

INDEX TO EXHIBITS

22

CERTIFICATIONS

23

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

.

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

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2003, or during the period July 1, 2003 through November 30, 2003 which is the period of the Company’s shortened fiscal/accounting year due to its change of fiscal year end from June 30 to November 30..

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

-----------

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

At November 30, 2003 as well as at June 30, 2003 and June 30, 2002, the Company had no cash and cash equivalents. It is therefore actively looking for revenue producing acquisition targets in diverse business areas in an effort to provide a potential for continued shareholder value.

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

Item 7. Financial Statements

<r>

Viropro, Inc.

Financial Statements

For the Five Month Period Ended

November 30, 2003 and the Years Ended

June 30, 2003 and 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Viropro, Inc.

We have audited the accompanying balance sheet of Viropro, Inc. as of November 30, 2003 and the related statements of operations, stockholders’ deficit and cash flows for the five month period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Viropro, Inc. as of June 30, 2003 and 2002, were audited by other auditors whose report date September 15, 2003 on those statements included an explanatory paragraph that describes factors that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. as of November 30, 2003 and the results of its operations and its cash flows for the five month period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, Viropro, Inc. has incurred net losses and had a deficit in working capital and a deficit in stockholders’ equity at November 30, 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bennett Thrasher PC

Bennett Thrasher PC

Atlanta, Georgia

March 17, 2004

Viropro, Inc.

Consolidated Balance Sheets

	November 30, 2003	June 30, 2003	June 30, 2002

Assets

Current assets:	$-	$-	$-

Total current assets	-	-	-

Total assets	$-	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$8,525	$10,130	$210,125
Accrued interest from related party	-	-	239,006
Note payable from related party	-	-	583,200

Total current liabilities	8,525	10,130	1,032,331

Stockholders' deficit:
Common stock, $.001 par value; 4,118,616 shares authorized, 4,116,974 shares issued and outstanding at November 30, 2003 after 1 to 12.14 reverse split on November 26, 2003. Issued and outstanding 49,974,749 shares at June 30, 2003 and 7,474,749 shares at June 30, 2002	4,117	49,975	7,475
Additional paid-in capital	1,967,438	1,911,450	1,102,584
Accumulated deficit	(1,980,080)	(1,971,555)	(2,142,390)

Total shareholders' deficit	(8,525)	(10,130)	(1,032,331)

Total liabilities and shareholders' deficit	$-	$-	$-

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Operations

Five Month
Period Ended		Year Ended
November 30,		June 30,	June 30,
2003		2003	2002

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross Profit	-	-	-

Operating expenses:
Selling, general and administrative expense	8,525	10,130	-

Loss before other expense	(8,525)	(10,130)	-

Other expense:
Interest expense (principally related party)	-	(29,160)	(58,320)

Total other expense	-	(29,160)	(58,320)

Loss from continuing operations	(8,525)	(39,290)	(58,320)

Discontinued operations:
Gain on assignment of subsidiary	-	210,125	-

	-	210,125	-

Net income (loss)	$(8,525)	$170,835	$(58,320)

Basic weight average common shares outstanding	4,116,974	22,608,999	7,474,749

Basic and diluted Loss per common share	$0.00	$0.01	$(0.01)

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Stockholders' Deficit

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at June 30, 2001	7,474,749	$7,475	$1,102,584	$(2,084,070)	$(974,011)

Net loss	-	-	-	(58,320)	(58,320)

Balance at June 30, 2002	7,474,749	7,475	1,102,584	(2,142,390)	(1,032,331)

Issuance of shares for
settlement of liabilities	42,500,000	42,500	808,866	-	851,366

Net income	-	-	-	170,835	170,835

Balance at June 30, 2003	49,974,749	49,975	1,911,450	(1,971,555)	(10,130)

Stockholders' direct payments
for accounts payable	-	-	10,130	-	10,130

Reverse split 1 to 12.14	(45,857,775)	(45,858)	45,858	-	-

Net loss	-	-	-	(8,525)	(8,525)

Balance at November 30, 2003	4,116,974	$4,117	$1,967,438	$(1,980,080)	$(8,525)

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Cash Flows

	Five Month Period Ended	Year ended

	November 30,	June 30	June 30
	2003	2003	2002

Cash flows from operating activities:
Net income (loss)	$(8,525)	$170,835	$(58,320)

Changes in assets and liabilities:
Account payable and accrued interest from related party	(1,605)	(170,835)	58,320

Net cash used in operating activities	(10,130)	-	-

Cash flows from financing activities:

Shareholders' direct payment of accounts payable	10,130	-	-

Net cash provided by financing activities	10,130	-

Net change in cash	-	-	-

Cash at end of year	$-	$-	$-

Supplemental Disclosure of Cash Flow Information

During the year ended June 30, 2003, the Company issued shares of its common stock for settlement of related party debt totaling $851,366.

During the year ended June 30, 2003, the Company settled $210,125 of accounts payable by assigning all of its rights, title and interest of its wholly-owned subsidiary Insecta Sales & Research, Inc.

See accompanying notes to consolidated financial statements.

Viropro, Inc.

Notes to Financial Statements

_______________________________________________________________________________________

Note 1:   Organizations and Basis of Presentation

Viropro, Inc. (aka Food Concepts, Inc. or the Company) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as of June 30, 2003 and June 30, 2002 as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003.

Note 2:   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for June 30, 2003 and 2002 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For the five month period ended November 30, 2003, the Company had no subsidiaries.

Use of Estimates in Financial Statements

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

Earnings (Loss) Per Share of Common Stock

Earnings (loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards Board (SFAS) No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered on calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

Viropro, Inc.

Notes to Financial Statements

_______________________________________________________________________________________

Statement of Cash Flows

For purpose of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of assets and liabilities.

Recent Accounting Pronouncements

SFAS No. 141, Business Combinations, was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combination as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

SFAS No. 142, Goodwill and Other Intangible Assets, was issued by the FASB in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligation, was issued by the FASB in August 2001. This Statement will require companies to record a liability for assets retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in October 2001. This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

Viropro, Inc.

Notes to Financial Statements

_______________________________________________________________________________________

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, was issued in April 2002. SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company does not expect this statement to have a significant impact on its financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this statement to have a significant impact on its financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), was issued in December 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation; it also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and effect of the method used on reported results. The Company does not expect the adoption of SFAS 148 to have a material impact on its financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Debt and Equity (SFAS 150), was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period subsequent to June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in FIN 45 are currently effective; the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material impact on its financial statements.

Viropro, Inc.

Notes to Financial Statements

_______________________________________________________________________________________

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities  (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, as defined in FIN 46; it applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise acquired an interest prior to February 1, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements.

Note 3:   Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $8,525 for the five month period ended November 30, 2003 and $39,290 from continuing operations for the year ended June 30, 2003. In addition, the Company has a deficit in working capital and a deficit in stockholders’ equity. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowing will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

Note 4:   Related Party Transactions

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, a major stockholder controlled entity, with interest at 10%. The notes are payable on demand. Interest of $268,166 had been accrued at December 31, 2002. On February 20, 2003, the outstanding note balance of $583,200 and accrued interest of $268,166 was settled with the issuance of 42,500,000 shares of common stock.

Note 5:   Assignment of Wholly-Owned Subsidiary

On October 16, 2002, the Company assigned all of its rights, title and interest of its wholly-owned subsidiary Insecta Sales & Research, Inc. to Prime Time Insects, Inc. (A Bahamian Corporation) (Prime Time) owned by a related party. In consideration for these assets and the use of the Insecta name and abandoned EPA registration, Prime Time will assume in its entirety an accounts payable of $210,125 related to Insecta Sales & Research, Inc.

Note 6:    Income Taxes

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

At November 30, 2003, the Company has a Federal tax net operating loss (“NOL”) carryforward of approximately $2,000,000, which expires at various dates through 2015.

Viropro, Inc.

Notes to Financial Statements

_______________________________________________________________________________________

Note 7:   Shareholders’ Equity

During the fiscal 2003, the Company issued 42,500,000 shares of common stock for settlement of related party debt (see Note 4).

During the five month period ended November 30, 2003, the Company implemented a 1 to 12.14 reverse stock split.

At November 30, 2003, the Company had 4,118,616 authorized shares of common stock with a par value of $.001. Each share entitles the holder to one vote.

* * * * *

</r>

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

<r>

On March 15, 2004 the Registrant’s independent auditor, Mark Cohen, C.P.A. (“Cohen”), resigned as its independent auditor.  The resignation was accepted by the Registrant’s Board of Directors.  During fiscal years ended June 2003 and 2002, Cohen did not issue a report that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a “going concern” statement.

During the fiscal years ended June 30, 2003 and 2002 and through the short year ended November 30, 2003 and during the subsequent interim period through the date of the resignation, there were no disagreements between the Registrant and Cohen on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure.

Effective March 15, 2004, the Board of Directors of Registrant engaged Bennett Thrasher PC as its independent auditors.  Prior to such engagement, the Registrant had not utilized the services of nor consulted with said firm.

</r>

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

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME                                                 AGE             POSITION              LENGTH OF SERVICE

----------------------------------------     --------           -----------------          --------------------------------

Hugh D. Johnson                                 76                Director                     Since 1998 until December 31, 2003

Richard Sew Iam Lee                          45                Director                     Since  October  31,2003

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                                                    AGE              POSITION                       LENGTH OF SERVICE

-------------------------------------------     --------           --------------------------      -------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage, as of November 30, 2003 of the company's Common Shares owned of record and/or beneficially by each person  owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

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

<r>

Subsequent to the period covered by this report the Registrant filed an 8K, Item 8 to report changing it’s fiscal year end from June 30 to November 30, dated February 13, 2004.  Additionally the Registrant filed an 8K dated March 15, 2004 reporting a change in auditors.

</r>

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Richard Lee

_______________________________

Richard Lee, Sole Director and Officer

(acts as chief executive officer and principal accounting officer)

Dated: March 18, 2004

INDEX TO EXHIBITS

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350