Form 10QSB
period 2004-02-29
VIROPRO INC
filed 2004-04-14
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 2004

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-06718

VIROPRO INC.

------------------------------------------------------

(Exact name of registrant as specified in its charter)

NEVADA

         13-3124057

----------------------------------------------------

--------------------------

    (State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

3163 Kennedy Boulevard, Jersey City, New Jersey 07306

------------------------------------------------------------------------

(Address, including zip code, of principal executive offices)

(201) 217-4137

---------------------------------------------------

(Registrant's telephone number, including area code)

N/A

------------------------------------------------------------------------

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the  registrant (1) has  filed all documents and reports required to be filed by Sections 13 or 15(d) of  the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 29, 2005, the number of the Company's shares of par value $.001 common stock outstanding was 4,116,974.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 29, 2004

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

8

Item 5. Other Information

8

Item 6. Exhibits and Reports on Form 8-K

9

SIGNATURES

9

CERTIFICATION

10

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 29, 2004

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIROPRO, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)
Assets

February 29, 2004.

Current Assets	-

Total current assets	-

Total assets	-

Liabilities and Shareholder's Deficit

Current Liabilities
Accounts payable	$ 20,022

Total current liabilities	20,022

Shareholder's Deficit
Common Stock, $.001 par value; 4,118,616 shares authorized;	4,117
4,116,974 shares issued and outstanding at February 29, 2004
Additional paid-in Capital	1,967,438
Accumulated Deficit	(1,991,577)

Total Shareholder's Deficit	(20,022)

Total liabilities and shareholder's deficit	$ (0)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003.

Three months ended
	February 29, 2004.	February 28, 2003.
	(Unaudited)	(Unaudited)

Revenue	$ -	$ -

Cost of Revenue	-	-

Gross Profit	-	-

Operating expenses:
Selling, general and administrative expenses	11,497	-
Total operating expenses	11,497	-

Net Income (Loss)	$ 11,497	$ -

Basic weighted average common shares outstanding	4,116,974	26,363,638

Basic and diluted Loss per common share	$ 0.00	$ -

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

VIROPRO, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004, AND FEBRUARY 28, 2003.

Three months ended
	February 29, 2004.	February 28, 2003.
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ 11,497	$ -

Changes in Operating assets and liabilities:
Accounts Payable and Accrued Liabilities	(11,497)	-

Net cash provided by/(used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by/(used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$ -	$ -

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

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has reported net losses from inception totaling $1,991,577 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 29, 2004

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

Results Of Operations Three Months Ended  February 29, 2004, And February 28, 2003

During the three month period ending February 29, 2004, the Company’s net loss was $ 11,497 compared to no activity for the same period in the prior year.  The change from year to year was related to selling and administrative expenses in the current period. There was no gross profit for either period.

Revenues

During the three month periods ended February 29, 2004 and February 28, 2003, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue in the former period is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold. The Company has no operations which generate revenue at this time.

Operating Expenses

During the three months ended February 29, 2004 and February 28, 2003 the Company incurred $11,497 in operating expenses in 2004 and zero in 2003 for operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 29, 2004

Material Changes In Financial Condition, Longevity And Capital Resources

At February 29, 2004, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, December 1, 2003.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

None

Item  2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 29, 2004

Item  6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

The Company filed the following reports on 8-K during the period covered by this report:

Form 8K/A

12/01/2003

Item 5

Form 8K

02-17-2004

Item 8

Subsequent to February 29, 2004, the Company filed a Form 8K announcing a change of auditors on March 18, 2004.

SIGNATURE

In  accordance  with  the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly  authorized.

VIROPRO, INC.

/s/ Richard Lee

_______________________________

Richard Lee, Sole Director and Officer

(acts as chief executive officer and principal accounting officer)

Date:  April 12, 2004