Form 10QSB
period 2004-05-31
VIROPRO INC
filed 2004-07-14
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31 , 2004

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

(IRS Employer Identification No.)

4480 Cote de Liesse Suite 355, Montreal Quebec Canada  H4N 2R1

---------------------------------------------------------------------- ------------ --

(Address, including zip code, of principal executive offices)

(514) 731-5552

---------------------------------------------------

(Registrant's telephone number, including area code)

3163 Kennedy Boulevard, Jersey City, New Jersey 07306

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

As of May 31 , 200 4 , the number of the Company's shares of par value $.001 common stock outstanding was 4,116,974.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

MAY 31 , 2004

INDEX

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet

3

Condensed Consolidated Statements of Operation s

4

Condensed Consolidated Statements of Cash Flow s

5

Notes to Con densed Consolidated Financial Statements

6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3 - Controls and Procedures

9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

9

Item 2.  Changes in Securities and Use of Proceeds

9

Item 3. Defaults Upon Senior Securities

9

Item 4. Submission of Matters to a Vote of Security Holders

9

Item 5. Other Information

9

Item 6. Exhibits and Reports on Form 8-K

                                                                                            10

SIGNATURES

                                                                                                                                       10

CERTIFICATION

1 1

VIROPRO, INC.

FORM 10-QSB

MAY 31 , 2004

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

VIROPRO, INC. CONDENSED CONSOLIDATED BALANCE SHEET

Assets

	31-May-04	30-Nov-03
	(Unaudited)	Year-end 2003

Current Assets	$ -	$ -

Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Shareholder's Deficit

Current Liabilities
Accounts payable	$ 27,440	$ 8,525

Total current liabilities	27,440	8,525

Shareholder's Deficit
Common Stock, $.001 par value; 4,118,616 shares authorized;	4,117	4,117
4,116,974 shares issued and outstanding
Additional paid-in Capital	1,967,438	1,967,438
Accumulated Deficit	(1,998,995)	(1,980,080)

Total Shareholder's Deficit	(27,440)	(8,525)

Total liabilities and shareholder's deficit	$ -	$ -

See the accompanying significant  notes to the Condensed Consolidated Financial Statements.

VIROPRO, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2004 AND 2003.

	Three months ended		Six months ended
	May 31, 2004.	May 31, 2003.	May 31, 2004.	May 31, 2003.
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ -	$ -	$ -	$ -

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses:
Selling, general and administrative expenses	7,418	-	18,915	-

Total operating expenses	7,418	-	18,915	-

Intererst Expense (principally related party)	-	29,160	-	29,160

Discontinued Operations: Gain on assignment of subsidiary	-	210,125	-	210,125

Net Income (Loss)	(7,418)	180,965	(18,915)	180,965

Basic weighted average common shares outstanding	4,116,974	38,234,418	4,116,974	38,234,418

Basic and diluted Loss per common share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

See the accompanying significant  notes to the Condensed Consolidated Financial Statements.

VIROPRO, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MAY 31, 2004 AND 2003.

Six months ended
	May 31, 2004.	May 31, 2003.
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (18,915)	$ 180,965

Changes in Operating assets and liabilities:
Accounts Payable and Accrued Liabilities	18,915	(180,965)

Net cash provided by/(used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by/(used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$ -	$ -

Supplimental Information:

Issuance of shares for settlement of related party debt	$ -	$ 851,366

See the accompanying significant notes to the Condensed Consolidated Financial Statements.

VIROPRO, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

     The accompanying unaudited Condensed C onsolidated F inancial S tatements of Viropro, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These Condensed Consolidated F inancial S tatements should be read in conjunction with the audited financial statements and footnotes thereto included in Viropro Inc.’s Form 10-KSB as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 3 – GOING CONCERN

     The accompanying Condensed Consolidated F inancial S tatements have been prepared assuming the Company will continue as a going concern.  The C ompany has reported net losses from inception totaling $1,99 8,995 (unaudited). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

VIROPRO, INC.

FORM 10-QSB

MAY 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 18, 2003, the Company entered into a Letter of Intent with Central Network Communications to acquire CNC Holdings Inc. for 20,000,000 shares.  A long form Exchange Agreement was signed on January 21, 2004, and the closing thereunder was subject to various conditions including registering the shares to be issued. On May 7, 2004, the Company filed its notice dated April 30, 2004 to withdraw the S-4 Registration Statement. As the result, the Exchange Agreement has been terminated. The parties are in discussion for a possible renewed agreement.  In any event, if the Company does not renew the deal with CNC, it will continue to search for operating businesses to acquire.

As previously disclosed in its public filings, Viropro is an inactive shell corporation and its main business activity has been to search for an operating business to acquire.

Results Of Operations Three and Six Months Ended   May 31, 2004 and 2003.

During the three month period ending May 31, 2004 , the Company’s net loss was $ 7,418 compared to net income of $180,965 in the same period in the prior year.  The change from year to year was related to selling and administrative expenses of $7,418 in the current period as compared to interest expenses of $29,160 in the year-ago period. In addition, the year-ago witnessed a one time gain realized from the assignment of its wholly owned subsidiary, whereby the assignee assumed accounts payable in the amount of $210,125.     The r e was no gross profit for either period.

During the six month period ending May 31, 2004, the Company’s net loss was $ 18,915 compared to net income of $180,965 in the same period in the prior year.  The change from year to year was related to selling and administrative expenses of $18,915 in the current period as compared to interest expenses of $29,160 in the year-ago period. In addition, the year-ago witnessed a one time gain of $210,125 as disclosed above. There was no gross profit for either six month period.

Revenues

During the three and six month periods ended May 31, 2004 and May 31 , 2003, the Company's revenues were zero dollars. Revenues were previously derived from the sale of the insecticide products sold under the Insecta Brand name. Revenues were recognized when the product sold was shipped to the Company's customer. The absence of revenue in the former period is due to the Company ceasing its business operations due to the EPA changing the applicable regulations covering the sale and distribution of products containing the active ingredient in the Company's Insecta brand insecticide. As previously reported the Company was notified that effective December 2001 the active ingredient of its insecticide formulation could no longer be sold. The Company has no operations which generate revenue at this time.

Operating Expenses

During the three months ended May 31, 2004 and 2003, the Company incurred $ 7,418 in operating expenses in 2004 and zero in 2003 for operating expenses. This reflects the above-mentioned cessation of business due to changes in EPA regulations.

During the six months ended May 31, 2004 and 2003, the Company incurred $18,915 in operating expenses in 2004 and zero in 2003 for operating expenses.

The expenses incurred through-out the six months of 2004 relate primarily to the cost of maintaining the reporting status of the Company to comply with guidelines and the cost of the transfer agent.

In addition, last year, in the three and six months ending May 31, 2003, interest expenses of $29,160 were realized.

VIROPRO, INC.

FORM 10-QSB

MAY 31 , 2004

Material Changes In Financial Condition, Longevity And Capital Resources

At May 31 , 2004, the Company had $0 in cash and cash equivalents, the same as at the start of the fiscal year, December 1, 2003.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the C ompany’s principal executive officer, of the effectiveness of the design and operation of the C ompany’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer concluded that the C ompany’s disclosure controls and procedures are effective in timely alerting them to material information relating to the C ompany required to be included in the Company’s periodic SEC filings. As such no changes were made in controls and procedures.

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

None

Item  2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

VIROPRO, INC.

FORM 10-QSB

MAY 31 , 2004

Item  6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)  Reports on Form 8-K - Item 4, Change of Auditors, Filed March 18, 2004

SIGNATURE

In  accordance  with  the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly  authorized.

VIROPRO, INC.

/s/ Richard Lee

_______________________________

Richard Lee, Sole Director and Officer

(acts as chief executive officer and principal accounting officer)

Date:  July 12, 2004