Form 10KSB/A
period 2003-11-30
VIROPRO INC
filed 2005-03-07
CIK 703901

     OMB APPROVAL

OMB Number:   3235-0420

Expires:   April 30, 2006

Estimated average burden

 hours per response:  1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended November 30, 2003

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

Commission File Number: 333-06718

VIROPRO, INC.

(Name of Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	13-3124057 (I.R.S. Employer Identification Number)

4480 Cote de Liesse Suite 355, Montreal, Quebec, Canada     (514) 731-5552

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

ITEM 8A.       CONTROLS AND PROCEDURES

19

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

19

ITEM 10.       EXECUTIVE COMPENSATION

20

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

20

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

20

PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

21

SIGNATURES

22

INDEX TO EXHIBITS

23

CERTIFICATIONS

24

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

June 30, 2003 and 200 2

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

<r>

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

/s/ Mark Cohen CPA

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

September 15, 2003

</r>

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

Note 4:   Related Party Transactions

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, the nominee holder of a majority of the Company’s outstanding stock on behalf of its various beneficial owners , with interest at 10%. The notes are payable on demand. Interest of $268,166 had been accrued at December 31, 2002. On February 20, 2003, the outstanding note balance of $583,200 and accrued interest of $268,166 was settled with the issuance of 42,500,000 shares of common stock.

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

<r>

RICHARD SEW IAM LEE, Director and President (sole officer) is an international investor involved in technology and real estate ventures primarily in Asia as well as the United States. He has extensive experience in these fields. He became a shareholder, director and sole officer in October 2003 with the view to seek potential acquisitions for the Company.   Mr. Lee is not an officer or Director of any other US Corporation, and has not been for the past five years.

</r>

(B)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

The company has no employees.

(C)   FAMILY RELATIONSHIPS

None.

(D)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

So far as the Company is aware, no Director or Executive Officer, has been involved in any material legal proceedings during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

<r>

The sole officer and director of the Company has filed the forms required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

</r>

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

Dated: March 7, 2005

INDEX TO EXHIBITS

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

23