Form 10KSB
period 2004-11-30
VIROPRO INC
filed 2005-03-14
CIK 703901

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended November 30, 2004.

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

Commission File Number: 333-06718

VIROPRO, INC.

(Name of Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	13-3124057 (I.R.S. Employer Identification Number)

4480 Cote de Liesse Suite 355 Montreal, Quebec, Canada	H4N 2R1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   514-731-5552

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no  disclosure  will be contained, to the  best  of registrant's knowledge, in definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]delete this “x” since Richard Lee missed a filing

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $ 2,036,650 on January 30, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  9,379,674 shares of common stock on February 14, 2005.

SEC 2337 (8-04)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

November 30, 2004

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

4

ITEM 2.         DESCRIPTION OF PROPERTY

5

ITEM 3.         LEGAL PROCEEDINGS

5

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

ITEM 5.         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

                       AND SMALL BUSINESS ISSUER PURCAHSES OF EQUITY SECURITIES

5

ITEM 6.         PLAN OF OPERATION

6

ITEM 7.         FINANCIAL STATEMENTS

9

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                       ACCOUNTING AND FINANCIAL DISCLOSURE

23

ITEM 8A.       CONTROLS AND PROCEDURES

23

ITEM 8B.       OTHER INFORMATION

23

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

24

ITEM 10.       EXECUTIVE COMPENSATION

25

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       AND RELATED STOCK HOLDER MATTERS

25

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

PART IV

ITEM 13.       EXHIBITS

25

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

26

SIGNATURES

27

INDEX TO EXHIBITS

28

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

The Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company’s products would be no longer available for sale for consumer or professional use effective December 2001. The Company had until that date to sell its inventory of products containing this ingredient.   The Company sought a replacement product without success. The Company also had written off its inventory and  substantially curtailed its operations.

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

On December 18, 2003, the Company entered into a Letter of Intent with Central Network Communications to acquire CNC Holdings Inc. for 20,000,000 shares.  A long form Exchange Agreement was signed on January 21, 2004, and the closing thereunder was subject to various conditions including registering the shares to be issued. On May 7, 2004, the Company filed its notice dated April 30, 2004 to withdraw the S-4 Registration Statement. As the result, the Exchange Agreement had been terminated.

In October 2004, the Company authorized the creation of a wholly owned subsidiary, Viropro Canada Inc. to act as a Canadian holding company its future operating businesses.  In turn, this subsidiary set up a wholly owned Canadian subsidiary named Viropro Pharma Inc. primary for business development focused on the marketing and distribution of products and advanced technologies in the lucrative field of Life Sciences. Through these subsidiaries the Company is seeking potential businesses and possible acquisitions.

Employees

The Company has no employees.

Item 2. Description of Property

The Company relocated its principal executive offices to Montreal Quebec Canada where it occupies approximately 2,000 square feet on a month to month basis. At these premises, the Company meets with various advisors and consultants to establish a revenue business. Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space.

Item 3. Legal Proceedings

The Company is not a party to any legal proceeding.

Item 4. Submission of Matters to Vote of Security Holders

In June 2004, shareholders were mailed an Information Statement notifying them of the increase in the authorized common stock to 20 million shares. No shareholder vote was required based on a Written Consent of the Majority of the Shareholders of the Company dated June 17, 2004.  On July 8, 2004, the Company filed a Schedule 14C  Definitive Information Statement to increase its authorized common stock to 20 million shares. On October 11, 2004, the Company filed the required Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities

The Company's Common Stock is traded on the OTC:Bulletin Board under the symbol "VPRO".  Prior to November 26, 2003, the stock traded under the symbol “VROP.”

The following table sets forth the range of high and low closing prices for the Company's common stock as quoted by the OTC:BB. These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions. Where applicable, prices have been adjusted to account for the 1:12.14 reverse split enacted on November 26, 2003.

HIGH

LOW

QUARTER ENDING

February 28, 2002

$0.061

$0.049

May 31, 2002

$0.073

$0.061

August 31, 2002

$0.243

$0.061

November 30, 2002

$0.243

$0.097

February 28, 2003

$0.243

$0.097

May 31, 2003

$0.243

$0.073

August 31, 2003

$0.231

$0.073

November 30, 2003

$2.55

$0.097

February 28, 2004

$0.55

$0.50

May 31, 2004

$0.30

$0.27

August 31, 2004

$0.30

$0.29

November 30, 2004

$0.47

$0.42

As of November 30, 2004 there were over 450 shareholders of record. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

During December 2004, the Company filed a Registration Statement under Rule S-8 and issued 1,000,000 common shares for services rendered during the year ended November 30, 2004. The fair value of these shares of $305,000 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.[not necessary – only have to disclose unregistered issuances]

During December 2004, the Company issued 682,500 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received prior to November 30, 2004 aggregating $136,500. In conjunction with this offering the Company issued 1,457,500 warrants to purchase common shares at $.25 per share. The warrants expire in December, 2006.

During February 2005, the Company issued 2,152,000 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for services performed during the year ended November 30, 2004. The fair value of these shares of $748,640 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

During February 2005, the Company issued 493,200 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received aggregating $105,660. In conjunction with this offering the Company issued 741,400 warrants to purchase common shares at $.25 per share and 100,000 warrants to purchase common shares at $.35 per share. The warrants expire in February, 2007.

During February 2005, the Company issued 685,000 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for services performed subsequent to November 30, 2004. The fair value of these shares of $287,700 will be charged to operations during the year ended November 30, 2005.

During March 2005 the Company intends to file a Registration Statement under Rule S-8 and issue 850,000 shares of common stock for services provided subsequent to November 30, 2004. The fair value of these shares will be charged to operations during the year ended November 30, 2005.

Item 6.  Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report.

Plan Of Operations

During this past fiscal year ended November 30, 2004, the Company has no operations and continued to exist as an inactive shell.  The Company ensured its required filings with the SEC were current while searching for an operating business. During the last two months of the fiscal year, its endeavors to identify business opportunities for acquisition or business development intensified. These activities were contained within the Company’s new subsidiaries, as discussed in greater detail below.

As such, the Company incurred operating and overhead expenses in the fourth quarter. These expenses were largely for advisors who acted as consultants to identify business opportunities, and perform market research and analysis which would give rise to potential shareholder value. Their compensation was non-cash as they were issued common shares of the Company for services rendered. Non-cash consulting fees amounted to $1,053,640 for the year. Cash expenses for the year totaled $105,903 consisting of primarily of professional fees of $41,562 and consulting fees of $48,063. This compared to nominal expenses of $8,525 in the five months ending November 30, 2003, and $10,130 for the year ending June 30, 2003. The Company had no revenue this year, as was the case for the period ending November 30, 2003, and June 30, 2003.

At November 30, 2004 the Company had a consolidated cash balance of $54,561 as compared to a zero balance at the same time last year. It is therefore actively looking for revenue producing businesses and possible acquisition targets in an effort to provide a potential for shareholder value.

On December 18, 2003, the Company signed a Letter of Intent to acquire CNC for 20,000,000 shares. A long form Exchange Agreement was signed on January 21, 2004, and the closing thereunder wad subject to various conditions including registering the shares to be issued.  Following the closing, it was intended for  the Company to operate the business of CNC and support itself through the expected revenues of CNC and from private financing as necessary which it expected to be able to raise in limited amounts once it had an operating business, although there can be no assurance that it will be successful. On May 7, 2004, the Company filed its notice dated April 30, 2004 to withdraw the S-4 Registration Statement. As the result, the Exchange Agreement had been terminated.

In October 2004, the Company authorized the creation of a wholly owned subsidiary, Viropro Canada Inc., to act as a Canadian holding company for its future operating businesses.  In turn, this subsidiary set up a wholly owned Canadian subsidiary named Viropro Pharma Inc. primarily for business development focused on the marketing and distribution of products and advanced technologies in the lucrative field of Life Sciences. Specializing [how does it specialize in this stuff?] in Generic Biopharmaceuticals, OTC Pharmaceuticals and Diagnostics, Viropro Pharma has identified particular interest in South America and Asia where it is already developing partnerships. As part of its strategy, Viropro Pharma is placing immediate emphasis on business development, the establishment of technology transfer agreements and the creation of long-term relationships with partners, distributors and suppliers on each target market.

Following its creation, Viropro Pharma appointed a scientific committee comprised of internationally recognized subject matter experts to provide product and technical guidance as well as support to anticipated technical transfer initiatives.

In November 2004, Viropro announced an agreement with Miralus Canada Inc. and Miralus International Inc. for the global commercialization of the “FREEdHEM” line of specialized medical products for the treatment of hemorrhoids   with exclusive marketing rights for Japan, Central America and South America and non-exclusive rights for most of the countries elsewhere in the world including Canada.  The advantage of the FREEdHEM line over the competition is that only one application is needed to treat this pervasive ailment which affects 50% of North Americans. FREEdHEM is already available in the United States through retail outlets of large pharmaceutical and food distributors. Miralus will be paid a commission of 10% of gross sales which it initiates.

On November 5, 2004, Viropro signed a major partnership with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, Viropro Pharma has acquired licensees to patented technologies related to the production of therapeutic proteins (alpha and beta interferon, Interleukin 2, EPO (erythropoietin) and human growth factors (rHuG-CSF and rHuGM-CSF) for Latin America, Thailand, China, Taiwan, Singapore and South Africa. Immuno Japan Inc., who developed the licensed technologies in Japan (Tokyo and Kyoto), will oversee the technology transfer process and provide technical support to Viropro Pharma’s clients and partners. As compensation for rights Viropro issued 500,000 shares of common stock the fair value of which has been charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition the Company will pay a royalty of 15% of sales of the licensed products.

Dr. Tetsuo Nakamura, President of Immuno Japan Inc., has a widely recognized scientific and business background in the field of biotechnology. In addition to holding a number of patents, Dr. Nakamura founded, and has operated for 25 years, the Institute of Immunology Co. Ltd., which specializes in the manufacture of biological reagents (antibodies, proteins) and is one of the leaders in its field in Japan. As well, he has been active in many private and public corporations in Japan, the United States and Canada.

Through the years, Immuno Japan Inc. has acquired a reputation for offering pharmaceutical products of superior quality, as well as innovative technologies, notably related to the development of biopharmaceuticals such as proteins and recombinant monoclonal antibodies.

On February 2, 2005, Viropro announced that it has signed a scientific research agreement with the INRS-Institut Armand-Frappier research centre for the development and continuous improvement of detection tests related to the B19 virus (parvovirus).

Importantly, this research project will actively involve two world-recognized scientists, Dr. Max Arella and Dr. Peter Tijssen, both members of L’Institut National de Recherche Scientifique (INRS). These two professors/researchers bring highly-specialized know-how and the scientific expertise necessary to lead the project through development, validation and clinical trials with the objective of vastly improving the detection of this virus and, by extension, other viral diseases in humans.

Parvovirus, or fifth disease, is an infectious illness, caused by the virus B19. Known generally as a childhood disease, the virus causes an eruptive infection and is contagious through the airways. It can also affect adults who have a compromised immune system, in certain cases evolving to polyarthropathy syndrome, spontaneous abortion, fetalis hydrops and chronical anemia.

The continuous development of this type of detection technology will greatly help Viropro in developing new markets and identifying new business partners in Third World countries where this virus is broadly disseminated across large populations. The INRS-Institut Armand-Frappier research centre is renowned both locally and internationally for its biomedical expertise and represents a vital crossroad for health-related research in Quebec. Members of the Centre's team have exceptional, even unique, analytical capabilities in the fields of chemistry, microbiology and immunology, genomics and proteomics as well as molecular and cellular biology. The Institute, which has approximately fifty faculty members, plays a vital role in research, training and technology transfers in the areas of human, animal and environmental health.

In February, Viropro announced the appointment of Rinaldo Mancin today as Director, Business Development for Latin-America. Mr. Mancin will immediately take office in Brasilia, Brazil to oversee all corporate activities relating to Viropro Pharma’s market development in Latin America.  With a master’s degree in Sustainable Development from the University of Brasilia (UnB), Rinaldo Mancin has over 15 years experience in the management and implementation of large-scale projects in Brazil, most of which were financed by G7 countries, the World Bank and the European Union. He has also held the office of Executive Secretary for the National Genetic Resources Council, in which he helped develop and implement policies for Brazil’s biotechnological sector.

Mr. Mancin has also acted as Chief Negotiator for environmental and biotechnological projects on behalf of the Brazilian government with major international agencies such as the Convention on Biological Diversity (CBD), the World Intellectual Property Organization (WIPO), and the World Trade Organization (WTO). As such, Mr. Mancin brings broad expertise and an impressive portfolio of private and institutional contacts that will be instrumental to Viropro Pharma as it implements strategies for the Latin American market and seeks access to international funding sources.

Item 7. Financial Statements

Viropro, Inc.

Financial Statements

For the Year Ended November 30, 2004

and the Five Months ended November 30, 2003,

and the year ended June 30, 2003.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Viropro, Inc.

We have audited the accompanying consolidated balance sheet of Viropro, Inc. as of November 30, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. as of November 30, 2004, and results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has no revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado

February 24, 2005

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

/s/ Mark Cohen CPA

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

September 15, 2003

It should be noted that the opinion for the Independent Auditor has been copied from the 10KSB as filed for the year ended June 30, 2003. The Company is unable to obtain a reissued opinion letter as the auditor is deceased.

Viropro, Inc.

Consolidated Balance Sheet November 30, 2004

Assets

Current assets:
Cash	$54,561
Prepaid expenses and sale taxes	9,658
Loan receivable	14,175
Total current assets	$78,394

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,844
Total current liabilities	3,844

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 4,366,974 shares issued and outstanding	4,367
Additional paid-in capital	2,017,188
Common stock subscriptions	1,190,140
Accumulated (deficit)	(3,139,623)
Other Comprehensive Income:
Foreign currency translation adjustment	2,478
Total stockholders' equity	74,550

Total liabilities and stockholders' equity	$78,394

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Operations

	Year Ended	Five Month Period Ended	Year Ended
	November 30,	November 30,	June 30,
	2004	2003	2003

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross Profit	-	-	-

Operating expenses:
Consulting fees – Non cash stock compensation	1,053,640	-	-
Selling, general and administrative expenses	105,903	8,525	10,130

Operating (loss)	(1,159,543)	(8,525)	(10,130)

Other expense:
Interest expense (principally related party)	-	-	(29,160)

(Loss) from continuing operations	(1,159,543)	(8,525)	(39,290)

Discontinued operations:
Gain on assignment of subsidiary	-	-	210,125

Net income (loss)	(1,159,543)	(8,525)	170,835
Comprehensive income:
Foreign currency translation adjustment	2,478	-	-
Comprehensive income (loss)	$(1,157,065)	$(8,525)	$170,835

Weighted average common shares outstanding – basic and diluted	4,137,522	4,116,974	22,608,999

(Loss) per common share – basic and diluted	$(0.28)	$(0.00)	$0.01

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Stockholders' Equity

	Common Stock		Additional	Common	Accumulated	Foreign	Total
	Shares	Amount	Paid-In Capital	Stock Subscriptions	(Deficit)	Currency Translation	Stockholders Equity

Balance at June 30, 2002	7,474,749	$7,475	$1,102,584	$ -	$(2,142,390)	$ -		$(1,032,331)

Issuance of shares for
settlement of liabilities	42,500,000	42,500	808,866	-	-	-		851,366

Net income	-	-	-	-	170,835		-	170,835

Balance at June 30, 2003	49,974,749	49,975	1,911,450	-	(1,971,555)	-		(10,130)

Stockholders' direct payments
for accounts payable	-	-	10,130	-	-	-		10,130

Reverse split 1 to 12.14	(45,857,775)	(45,858)	45,858	-	-	-		-

Net (loss)	-	-	-	-	(8,525)	-		(8,525)

Balance at November 30, 2003	4,116,974	4,117	1,967,438	-	(1,980,080)	-		(8,525)

Common shares issued for cash	250,000	250	49,750	-	-	-		50,000

Common Stock Subscriptions	-	-	-	1,190,140	-	-		1.190,140

Net (loss)	-	-	-	-	(1,159,543)	-		(1,159,543)

Foreign Currency Translation	-	-	-	-	-	2,478		2,478

Balance at November 30, 2004	4,366,974	$4,367	$2,017,188	$ 1,190,140	$(3,139,623)	$ 2,478		$74,550

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Cash Flows

	Year Ended	Five Month Period Ended	Year Ended

	November 30,	November 30,	June 30
	2004	2003	2003

Cash flows from operating activities:
Net income (loss)	$(1,159,543)	$(8,525)	$170,835
Adjustments to reconcile net income (loss) to net cash (used in) Operating activities:
Issuance of and subscription for common shares for services	1,053,640	-	-
Foreign currency translation adjustment	2,478	-	-
Changes in assets and liabilities:
Prepaid expenses and sales taxes	(9,658)	-	-
Loan receivable	(14,175)	-	-
Account payable and accrued expenses	(4,681)	(1,605)	(170,835)
Net cash used in operating activities	(131,939)	(10,130)	-

Cash flows from financing activities:
Shareholders’ direct payments for accounts payable	-	10,130	-
Issuance of common shares for cash	50,000	-	-
Common stock subscriptions for cash	136.500	-	-
Net cash provided by financing activities	186.500	10,130	-

Net change in cash	54,561	-	-

Cash at beginning of year	-	-	-

Cash at end of year	$54,561	$-	$-

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

Viropro, Inc.

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

Note 1:   Organizations and Basis of Presentation

Viropro, Inc. (aka Food Concepts, Inc. or the Company) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003 the Company changed its year end to November 30.

Note 2:   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for November 30, 2004 and June 30, 2003 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For the five month period ended November 30, 2003, the Company had no subsidiaries.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue is presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Viropro, Inc.

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards (“SFAS”) 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Foreign Currency Translation

The local currency (Canadian Dollar) is the functional currency for the Company’s operations. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders’ equity.

Segment Information

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Viropro, Inc.

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income  (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets" SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Viropro, Inc.

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

Recent Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement  66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal  year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

Viropro, Inc.

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

Note 3:   Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the year ended November 30, 2004, the Company incurred a net loss of $1,159,543. In addition the Company incurred a net loss of $8,525 for the five month period ended November 30, 2003, and a loss of $39,290 from continuing operations for the year ended June 30, 2003. In addition, the Company has no revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4:   Income Taxes

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at

          the federal statutory rate

  34%

         Effect of operating losses

 (34)%

     -%

Viropro, Inc.

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

As of November 30, 2004, the Company has a net operating loss carry forward of approximately $2,100,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2024. The deferred tax asset of approximately $700,000 relating to the operating loss carry forward has been fully reserved at November 30, 2004.The increase in the valuation allowance related to the deferred tax asset was $30,000 during 2004. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes.

Note 5:

 Related Party Transactions

Between September 1997 through June 1999, the Company borrowed funds under notes payable aggregating $583,200 from Jade Investments, the nominee holder for a majority of the then beneficial owners of the Company’s outstanding common stock, with interest at 10%. The notes are payable on demand. Interest of $268,166 had been accrued at December 31, 2002.  On February 20, 2003, the outstanding note balance of $851,366 was settled with the issuance of 42,500,000 pre- split shares of common stock.

During the year ended November 30, 2004, the Company loaned an aggregate of $14,175 to an affiliated entity which balance is outstanding at November 30, 2004.

Note 6:   Assignment of Wholly-Owned Subsidiary

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

Note 7:    Stockholders’ Equity

At November 30, 2004, the Company had 20,000,000 authorized shares of common stock with a par value of $.001. Each share entitles the holder to one vote.

During the fiscal 2003, the Company issued 42,500,000 pre-split shares of common stock for settlement of related party debt (see Note 5).

During the five month period ended November 30, 2003, the Company implemented a 1 to 12.14 reverse stock split.

On November 18, 2004, the Company issued 250,000 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash aggregating $50,000.

Viropro, Inc.

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

Note 8:

Commitments

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licensees to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights the Company issued 500,000 shares of common stock in February 2005 which are included in the 2,152,000 shares discussed in Note 9, the fair value of which has been charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition the Company will pay a royalty of 15% of sales of the licensed products.

Note 9:   Subsequent Events

During December 2004, the Company filed a Registration Statement under Rule S-8 and issued 1,000,000 common shares for services rendered during the year ended November 30, 2004. The fair value of these shares of $305,000 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

During December 2004, the Company issued 682,500 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received prior to November 30, 2004 aggregating  $136,500. In conjunction with this offering the Company issued 1,457,500 warrants to purchase common shares at $.25 per share. The warrants expire in December 2006.

During February 2005, the Company issued 2,152,000 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for services performed during the year ended November 30, 2004. The fair value of these shares of $748,640 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

During February 2005, the Company issued 493,200 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received aggregating $105,660. In conjunction with this offering the Company issued 741,400 warrants to purchase common shares at $.25 per share and 100,000 warrants to purchase common shares at $.35 per share. The warrants expire in February 2007.

During February 2005, the Company issued 685,000 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for services performed subsequent to November 30, 2004. The fair value of these shares of $287,700 will be charged to operations during the year ending November 30, 2005.

During March 2005 the Company intends to file a Registration Statement under Rule S-8 and issue 850,000 shares of common stock for services provided subsequent to November 30, 2004. The fair value of these shares will be charged to operations during the year ending November 30, 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 14, 2005, the Registrant’s independent auditor, Bennett Thrasher PC (“Bennett”), resigned as its independent auditor.  The resignation was accepted by the Registrant’s Board of Directors.  During fiscal year ended November 30, 2003, Bennett did not issue a report that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a “going concern” statement.

During the fiscal year ended November 30, 2004 and during the subsequent interim period through the date of the resignation, there were no disagreements between the Registrant and Bennett on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure.

Effective January 14, 2005, the Board of Directors of Registrant engaged Stark Winter Schenkein & Co. Inc. as its independent auditors.  Prior to such engagement, the Registrant had not utilized the services of nor consulted with said firm.

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information  is accumulated  and communicated to the Company's  management,  to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

Inasmuch as the Company only has one director, it does not currently have an Audit Committee and its sole director has experience in reviewing and understanding financial statements.

Item 8B.  Other Information

No disclosure necessary.

PART III

Item 9. Directors and Executive Officers of the Registrant

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME                                                    AGE             POSITION              LENGTH OF SERVICE

-------------------------------------------     --------           -----------------          --------------------------------

Hugh D. Johnson                                    77                Director                     From 1998 until December 31, 2003

Richard Sew Iam Lee                             46                Director                     Since October 31, 2003

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                                                    AGE              POSITION                       LENGTH OF SERVICE

-------------------------------------------     --------           --------------------------      --------------------------------------

Hugh D. Johnson                                      77               President                         From 2000 until October 2003

                                                                                     Secretary/Treasurer        From 1998 until October 2003

Richard Sew Iam Lee                                46              President                         Since October 2003

HUGH D. JOHNSON, Director, Former President, and Former Secretary/Treasurer, and Co-founder, has guided the formation, structuring and financing  of INSECTA. He has an extensive background in the financial Industry and was associated with L. F. Rothschild & Co and Merrill Lynch, Pierce, Fenner and Smith. Hugh Johnson resigned as a Director on December 31, 2003, and resigned as President and Secretary/Treasurer in October 2003.

RICHARD SEW IAM LEE, Director and President (sole officer), is an international investor involved in technology and real estate ventures primarily in Asia as well as the United States. He has extensive experience in these fields. He became a shareholder, director and sole officer in October 2003 with the view to seek potential businesses and possible acquisitions for the Company. Mr. Lee is not an officer or Director of any other US Corporation, and has not been for the past five years.

(B)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

The company has no employees.

(C)   FAMILY RELATIONSHIPS

None.

(D)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

So far as the Company is aware, no Director or Executive Officer, has been involved in any material legal proceedings during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All officers and directors of the Company filed as required under Section 16(a) of the Securities Exchange Act of 1934, as amended. Mr. Lee did not file one Form 4 on a timely basis.

CODE OF ETHICS

The Code of Ethics of the Corporation is attached as Exhibit 14.

Item 10.  Executive Compensation

The Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal years ended November 30, 2003. For the year ending November 30, 2004, Richard Lee was awarded 200,000 common shares of the Corporation for his services. These shares were valued at $60,000.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage, as of January 31, 2005 of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Richard Lee (1)

545,015 (2)

9.0

Stellar Commodities

345,015

5.7

All Officers and Directors

as a Group (1 person)

545,015 (1) (2)

9.0

-------------------------------------------------------------

(1)  The sole officer and director.

(2)  Included indirectly, through Sunev Investments Limited, 345,015 Shares

Item 12. Certain Relationships and Related Transactions

No disclosure necessary.

Item 13. Exhibits

The following exhibits are filed herewith:

Exhibit 10

Material contract between Viropro and Immuno Japan Inc.

Exhibit 14

Code of Ethics

Exhibit 31

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32

Section 1350 Certification.

Item 14.  Principal Accountant Fees and Services

 (a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of quarterly financial statements will total $21,880 for the year ended November 30, 2004 and were $6,400 for the period ended November 30, 2003, and the year ended November 30, 2003.

(b) Audit-Related Fees

During fiscal 2004 and 2003 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings.

(d) All Other Fees

During fiscal 2004 or 2003 we did not incur any other fees.

(e) Audit Committee Pre-approval Policy.  The Board of Directors, acting as the audit committee, annually approves the principal accountants

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Richard Lee

_______________________________

Richard Lee, Sole Director and Officer

(acts as chief executive officer and principal accounting officer)

Dated: March 11, 2005.

INDEX TO EXHIBITS

Exhibit 10 - Material contract between Viropro and Immuno Japan Inc.

Exhibit 14 – Code of Ethics

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350