Form 10QSB
period 2005-02-28
VIROPRO INC
filed 2005-04-19
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934                   For the quarterly period ended February 28, 2005.

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934                   From ________________ to ________________

VIROPRO INC.

(Exact name of registrant as specified in its charter)

Nevada	333-06718	13-3124057
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4480 Cote de Liesse Suite 355 Montreal, Quebec, Canada	H4N 2R1
(Address of principal executive offices)	(Zip Code)

(514) 731-5552

(Registrant's telephone number, including area code)

                                        N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X  ]    NO  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 28, 2005, the number of the Company's shares of par value $.001 common stock outstanding was 10,229,674.

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2005.

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations

11

Item 3 - Controls and Procedures

12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 2.  Unregistered Sales of Equity  Securities and Use of Proceeds

12

Item 3. Defaults Upon Senior Securities

12

Item 4. Submission of Matters to a Vote of Security Holders

12

Item 5. Other Information

12

Item 6. Exhibits

13

SIGNATURE

14

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2005.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

NOTE: THESE FINANCIAL STATEMENTS HAVE NOT YET BEEN REVIEWED BY OUR INDEPEDANT AUDITOR.

Viropro, Inc.
Consolidated Balance Sheet (Unaudited)
	February 28, 2005	February 29, 2004.

Assets

Current assets:
Cash	$6,774	-
Prepaid expenses and sale taxes	23,272	-
Loan receivable (Note 5.)	118,781	-
Total current assets	$148,827	-

TANGIBLE ASSET (Note3)	3,289	-
TOTAL ASSETS	$152,116	$ -

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$24,197	20,022
Total current liabilities	24,197	20,022

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 9,379,674 shares issued and outstanding	9,380	4,117
Additional paid-in capital	3,595,675	1,967,438
Common stock subscriptions	237,542	-
Accumulated (deficit)	(3,681,179)	(1,991,577)
Other Comprehensive Income:
Foreign currency translation adjustment	(33,499)	-
Total stockholders' equity	127,919	(20,022)

Total liabilities and stockholders' equity	$152,116	$ (0)

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Operations (Unaudited)
	Three Months	Three Months
	February 28, 2005	February 29, 2004

Revenue	$-	$-

Cost of revenue	-	-

Gross Profit	-	-

Operating expenses:
Consulting fees – Non cash stock compensation	420,165	-
Selling, general and administrative expenses	121,391	11,497

Operating (loss)	(541,556)	(11,497)

Other expense:
Interest expense (principally related party)	-	-

(Loss) from continuing operations	(541,556)	(11,497)

Discontinued operations:
Gain on assignment of subsidiary	-	-

Net income (loss)	(541,556)	(11,497)
Comprehensive income:
Foreign currency translation adjustment	(35,978)	-
Comprehensive income (loss)	$(577,534)	$(11,497)

Weighted average common shares outstanding – basic and diluted	9,379,674	4,116,974

(Loss) per common share – basic and diluted	$(0.06)	$(0.00)

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Three Months	Three Months

	February 28,	February 28,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(577,534)	$11,497
Item not involving cash - depreciation expense	128	-
	(577,406)	-
Adjustments to reconcile net income (loss) to net cash (used in) Operating activities:
Issuance of and subscription for common shares for services	232,404	-
Foreign currency translation adjustment	35,977	-
Changes in assets and liabilities:
Prepaid expenses and sales taxes	(13,614)	-
Loan receivable	(104,606)	-
Account payable and accrued expenses	20,354	(11,497)
Net cash used in operating activities	(406,891)	-

Cash flows from investment activities:
Acquisition of tangible asset	(3,417)	-
Net cash provided by financing activities	(3,417)	-

Cash flows from financing activities:
Shareholders’ direct payments for accounts payable	-	-
Issuance of common shares for cash	242,161	-
Common stock subscriptions for cash	120,360	-
Net cash provided by financing activities	362,521	-

Net change in cash	(47,787)	-

Cash at beginning of year	54,561	-

Cash at end of year	$6,774	$-

See accompanying notes to consolidated financial statements.

Viropro, Inc.

Notes to Financial Statements (Unaudited)

February 28, 2005

_________________________________________________________________________________________

Note 1:   Organizations and Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Viropro, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.  These financial statements have not been reviewed by our Independent Auditor.  The Company intends to file an amended 10QSB as quickly as the auditor provides review.

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes thereto included in Viropro Inc.’s Form 10-KSB as filed with the Securities and Exchange Commission.

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

Note 2:   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the three months ending February 28, 2005 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For the three month period ended February 29, 2004, the Company had no subsidiaries.

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

Viropro, Inc.

Notes to Financial Statements (Unaudited)

February 28, 2005

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Viropro, Inc.

Notes to Financial Statements (Unaudited)

February 28, 2005

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

Note 3:   Tangible Asset

During the three months ending February 28, 2005, the Company acquired computer equipment as follows:

Computer

$ 3,417

Accumulated depreciation

    (128)

$ 3,289

The depreciation of this computer is calculated on a 30% declining balance basis.

Viropro, Inc.

Notes to Financial Statements (Unaudited)

February 28, 2005

_________________________________________________________________________________________

Note 4:   Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. Since its inception, the Company has reported net losses totaling $3,681,4179 (unaudited), including a net loss for the quarter ending February 28, 2005 in the amount of $577,534. In addition, the Company has no revenue generating operations.

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

Note 5:

 Related Party Transactions

During the year ended November 30, 2004, the Company loaned an aggregate of $14,175 to an affiliated entity which balance is outstanding at November 30, 2004. This loan increased during the three months ending February 28, 2005 to an aggregate of $118,781. As of April 1, 2005, it was reduced to $36,568.

Note 6:    Stockholders’ Equity

At February 28, 2005, the Company had 20,000,000 authorized shares of common stock with a par value of $.001. Each share entitles the holder to one vote.

Note 7:

Commitments

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights the Company issued 500,000 shares of common stock in February 2005, the fair value of which has been charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition the Company will pay a royalty of 15% of sales of the licensed products.

Viropro, Inc.

Notes to Financial Statements (Unaudited)

February 28, 2005

_________________________________________________________________________________________

Note 8:   Subsequent Events

During March 2005 the Company filed a Registration Statement on Form S-8 and issued 850,000 shares of common stock for services provided subsequent to November 30, 2004. The fair value of these shares has been accrued to operations primarily in the first quarter as well as a smaller portion applicable to the second quarter of 2005.

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2005.

Item 2.

 Results of Operations

As previously disclosed in its public filings, Viropro may be currently deemed to be a shell corporation with no revenues and its main business activity has been to search for an operating business. In the fourth quarter of 2004, the Company set up two subsidiaries mandated to identify business opportunities for acquisition and/or business development. Expenses incurred during the first quarter of 2005 relate primarily to this activity.

The following events occurred since our last disclosure (10K-SB), namely:

In March, Viropro Pharma Inc., a subsidiary of Viropro, Inc. announced the addition of a new line of natural consumer products. This line consists primarily of exclusive natural and homeopathic health products with many of the ingredients or formulations sourced in Europe and Brazil. These products complement Viropro Pharma’s other biopharmaceutical products and its overall business direction. Revenues are currently expected to commence by Q3, provided no unanticipated delays occur such as production delays, customer delays in providing orders, and sufficient financing in place to cover the initial sales transaction.

In April, Viropro Pharma Inc. announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a leading bioprocess Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture is named Viropro-ProteoCell. This JV combines the powerful strategic forces in the areas of technical and scientific expertise with a revenue-driven business model. Viropro Pharma will recognize revenue through its majority equity interest.  Viropro-ProteoCell will deliver turn-key biopharmaceutical projects to second and third world markets that will provide local manufacturing capabilities with recombinant biotherapeutics. Viropro Pharma is partnering with ProteoCell Biotechnologies to implement its pro-active business model based on vertical integration. The Viropro-ProteoCell joint-venture will adopt a step-by-step approach for the technological and scientific transfer and will be involved in each aspect of the project. The business model of the JV collects revenues and royalties at each stage of the process, from the feasibility and profitability study, to final share participation and technical support extending beyond the project’s implementation. Viropro Pharma has already identified five large scale projects, one of which should be signed before the end of 2005 in Brazil which would lead to revenue for Viropro around Q4.

Results of Operations Three Months Ended  February 28, 2005 and February 29, 2004.

During the three month period ending February 28, 2005, the Company’s net loss was $577,534 compared to a net loss of $11,497 in the same period of the prior year. In the year-ago period the Company was largely an inactive shell with expenses incurred to remain current with its required regulatory filings.

Revenues

During the three month periods ended February 2005 and 2004, the Company's revenues were zero dollars. The Company has no operations which generate revenue at this time. There was no gross profit for either period. In the current period, the Company benefited from a favorable foreign currency translation adjustment of $35,978, recorded as Comprehensive Income.

Operating Expenses

During the three month periods ended February 2005 the majority of the expenses of $541,556 incurred were non-cash amounting to $420,165 as Consulting Fees paid  as stock compensation. The amount of $121,391was incurred as cash expenses for selling, general and administrative expenses during the period. Expenses incurred in the quarter ending February 2004 totaled $11,497 relating to the costs to maintain the Company’s good-standing and the required current reporting.

Material Changes In Financial Condition, Longevity And Capital Resources

At February 28, 2005, the Company had $6,774 in cash and cash equivalents as compared to no cash in the year-ago period.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed  to ensure that information required to be disclosed  in the  Company's  Exchange Acts reports is recorded, processed  and summarized  and is reported within the time periods specified  in the  SEC's  rules  and  forms,  and  that  such  information   is accumulated   and  communicated  to  the  Company's   management, including  its  Chief  Executive  Officer  and  Chief  Financial Officer  to allow timely  decisions  regarding required  disclosure. In designing and evaluating the  disclosure control procedures, no matter how well designed and operated, can provide  only  reasonable  assurance  of  achieving  the  desired control  objectives, and management necessarily was  required  to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

None

Item  2.  Unregistered Sales of Equity Securities and Use  of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2005.

Item  6.  Exhibits

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

Date:  April 19, 2005.

13