Form 10QSB/A
period 2005-02-28
VIROPRO INC
filed 2005-05-13
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

(Amendment No. 1)

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

9

Item 3 - Controls and Procedures

11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

11

Item 2.  Unregistered Sales of Equity  Securities and Use of Proceeds

11

Item 3. Defaults Upon Senior Securities

11

Item 4. Submission of Matters to a Vote of Security Holders

11

Item 5. Other Information

11

Item 6. Exhibits

12

SIGNATURE

13

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2005

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Viropro, Inc.

Consolidated Balance Sheet (Unaudited)

February 28, 2005

Assets
Current assets:
Cash	$6,774
Prepaid expenses and sale taxes	23,272
Other receivable	83,875
Total current assets	113,921

Property and equipment, net	3,289
$117,210

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$24,311
Total current liabilities	24,311

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 9,379,674 shares issued and outstanding	9,380
Additional paid-in capital	3,595,675
Common stock subscriptions	480,850
Deferred Stock Compensation	(94,800)
Accumulated (deficit)	(3,895,643)
Other Comprehensive Income:
Foreign currency translation adjustment	(2,563)
Total stockholders' equity	92,899

$117,210

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Operations (Unaudited)
	Three Months	Three Months
	February 28, 2005	February 29, 2004

Revenue	$-	$-

Cost of revenue	-	-

Gross Profit	-	-

Operating expenses:
Non cash stock compensation	598,050	-
Selling, general and administrative expenses	157,970	11,497

	756,020	11,497

Net (loss)	(756,020)	(11,497)
Comprehensive income:
Foreign currency translation adjustment	5,041	-
Comprehensive (loss)	$(761,061)	$(11,497)

Weighted average common shares outstanding – basic and diluted	8,734,363	4,116,974

(Loss) per common share – basic and diluted	$(0. 09)	$(0.00)

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Three Months	Three Months

	February 28,	February 28,
	2005	2004

Cash flows from operating activities:
Net cash (used in) operating activities	$(225,730)	$-

Cash flows from investment activities:
Acquisition of property and equipment	(3,417)	-
Net cash (used in) financing activities	(3,417)	-

Cash flows from financing activities:
Issuance of and subscriptions for common shares for cash	181,360	-
Net cash provided by financing activities	181,360	-

Net change in cash	(47,787)	-

Cash at beginning of period	54,561	-

Cash at end of period	$6,774	$-

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

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes thereto included in Viropro Inc.’s Form 10-KSB for the year ended November 30, 2004, as filed with the Securities and Exchange Commission.

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

Note 2:   Income (Loss) per Share

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

The Company has experienced significant losses from operations. Since its inception, the Company has reported net losses totaling $3, 895,643  including a net loss for the quarter ended February 28, 2005 in the amount of $ 756,020. In addition, the Company has no revenue generating operations.

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

Viropro, Inc.

Notes to Financial Statements (Unaudited)

February 28, 2005

_________________________________________________________________________________________

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

  Note 4:

 Other Receivable

During the year ended November 30, 2004, the Company loaned an aggregate of $14,175 to an unrelated entity which balance is outstanding at November 30, 2004. This loan increased during the three months ended February 28, 2005 to an aggregate of $ 83,875. As of April 1, 2005, it was reduced to $ 42,813.

Note 5 :    Stockholders’ Equity

During the three months ended February 28, 2005, the Company issued 3,152 ,000 common shares with a fair market value of $ 1,053,640 which had been subscribed for  services provided through November 30, 2004. The fair value of the shares was charged to operations during the year ended November 30, 2004. In addition, during the three months ended February 28, 2005, the Company issued 685,000 shares of common stock with a fair value of $287,700 for services.

During the three months ended February 28, 2005, the Company issued 682,500 shares of common stock which were subscribed for with cash of $136,500 at November 30, 2004. In addition, during the three months ended February 28, 2005, the Company issued 493,200 shares of common stock for cash of $105,660 and accepted subscriptions for 378,500 shares of common stock for cash of $75,700.

During March 2005 the Company filed a Registration Statement on Form S-8 and issued 850,000 shares of common stock for services provided commencing in December 2004. The fair value of these shares of $405,150 has been recorded as a $310,350 charge to operations during the period and $94,800 as deferred compensation for services to be provided subsequent to February 28, 2005.

Note

6:     Commitments

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

In April, Viropro Pharma Inc. announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a leading bioprocess Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture is named Viropro-ProteoCell. Viropro Pharma completed its initial payment of $50,000 (in Canadian Funds) and is obligated for six (6) monthly payments of $50,000, paid semi-monthly.

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

In April, Viropro Pharma Inc. announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a leading bioprocess Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture is named Viropro-ProteoCell. This JV combines the powerful strategic forces in the areas of technical and scientific expertise with a revenue-driven business model. Viropro Pharma will recognize revenue through its majority equity interest.  Viropro-ProteoCell will deliver turn-key biopharmaceutical projects to second and third world markets that will provide local manufacturing capabilities with recombinant biotherapeutics. Viropro Pharma is partnering with ProteoCell Biotechnologies to implement its pro-active business model based on vertical integration. The Viropro-ProteoCell joint-venture will adopt a step-by-step approach for the technological and scientific transfer and will be involved in each aspect of the project. The business model of the JV collects revenues and royalties at each stage of the process, from the feasibility and profitability study, to final share participation and technical support extending beyond the project’s implementation. Viropro Pharma has already identified five large scale projects, one of which should be signed before the end of 2005 in Brazil which would lead to revenue for Viropro around Q4. Viropro Pharma completed its initial payment of $50,000 (in Canadian Funds) and is obligated for six (6) monthly payments of $50,000, paid semi-monthly.  A copy of this agreement is attached.

Results of Operations Three Months Ended  February 28, 2005 and February 29, 2004.

During the three month period ending February 28, 2005, the Company’s net loss was $ 761,061 compared to a net loss of $11,497 in the same period of the prior year. In the year-ago period the Company was largely an inactive shell with expenses incurred to remain current with its required regulatory filings.

Revenues

During the three month periods ended February 2005 and 2004, the Company's revenues were zero dollars. The Company has no operations which generate revenue at this time. There was no gross profit for either period.

Operating Expenses

During the three month periods ended February 2005 the majority of the expenses of $ 756,020 incurred were non-cash amounting to $ 598,050 as Consulting Fees paid as stock compensation. The amount of $ 157,970 was incurred as cash expenses for selling, general and administrative expenses during the period less a currency adjustment of $5,041. Expenses incurred in the quarter ending February 2004 totaled $11,497 relating to the costs to maintain the Company’s good-standing and the required current reporting.

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

Exhibits.

Exhibit 10 - Notice of Amendment between Viropro Pharma Inc. and ProteoCell Biotechnologies Inc.

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

Date:   May 10 , 2005.

12