Form 10QSB
period 2005-05-31
VIROPRO INC
filed 2005-07-14
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934       For the quarterly period ended May 31, 2005.

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

As of June 30, 2005, the number of the Company's shares of par value $.001 common stock outstanding was 11,474,674.

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

MAY 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheet (unaudited)

3

Consolidated Statements of Operations (unaudited)

4

Consolidated Statements of Cash Flows (unaudited)

5

Notes to Consolidated Financial Statements (unaudited)

6

Item 2 - Management's Discussion and Analysis of Financial Condition or Results of Operations

8

Item 3 - Controls and Procedures

9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

9

Item 2.  Unregistered Sales of Equity  Securities and Use of Proceeds

9

Item 3. Defaults Upon Senior Securities

9

Item 4. Submission of Matters to a Vote of Security Holders

9

Item 5. Other Information

9

Item 6. Exhibits

10

SIGNATURE

11

VIROPRO, INC.

FORM 10-QSB

MAY 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Viropro, Inc.
Consolidated Balance Sheet
May 31, 2005
(Unaudited)

ASSETS

Current Assets
Other receivables	$ 13,544
Prepaid expenses and sales taxes	40,369
Total Current Assets	53,913

Property and equipment - net	3,161

$ 57,074

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Bank overdraft	$ 1,799
Accounts payable - trade	90,917
Total Current Liabilities	92,716

Stockholders' (Deficit)
10,229,674 shares issued and outstanding	10,230
Additional paid-in capital	3,999,975
Common stock subscriptions	546,036
Deferred compensation	(308,470)
Accumulated (deficit)	(4,284,184)
(36,413)
Other comprehensive income
Currency translation adjustment	771
Total Stockholders' (Deficit)	(35,642)

$ 57,074

See the accompanying notes to the financial statements.

Viropro, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Revenue	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses:
Non-Cash stock compensation - general and administrative	147,380	-	745,430	-
Selling, General and administrative expenses	241,161	7,418	399,131	18,915

Operating (loss)	(388,541)	(7,418)	(1,144,561)	(18,915)

Comprehensive income:
Foreign currency translation adjustment	3,334	-	(1,707)	-

Comprehensive Gain (loss)	(385,207)	(7,418)	(1,146,268)	(18,915)

Weighted average common shares outstanding - basic and diluted	10,229,674	4,116,974	9,494,410	4,116,974

(Loss) per common share - basic and diluted	$ (0.04)	$ (0.00)	$ (0.12)	$ (0.00)

See the accompanying notes to the financial statements.

Viropro, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended
(Unaudited)
	May 31,	May 31,
	2005	2004

Cash flows from Operating Activities:
Net cash (used in) operating activities	$ (343,589)	$ -

Cash flows from Investing Activities:
Purchase of property and equipment	(3,417)	-
Net cash (used in) investing activities	(3,417)	-

Cash flows from Financing Activities:
Proceeds from sale of and subscriptions for common shares	290,646	-
Bank overdraft	1,799	-
Net cash provided by financing activities	292,445	-

(Decrease) in cash	(54,561)	-

Cash at beginning of period	54,561	-

Cash at end of period	$ -	$ -

See the accompanying notes to the financial statements.

Viropro, Inc.

Notes to Financial Statements (Unaudited)

May 31, 2005

_________________________________________________________________________________________

Note 1:   Organization and Basis of Presentation

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

The Company has experienced significant losses from operations. Since its inception, the Company has reported net losses totaling $4,284,184 including a net loss for the six months ended May 31, 2005 in the amount of $1,144,561. In addition, the Company has no revenue generating operations.

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

May 31, 2005

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

Note 4:    Stockholders’ (Deficit)

During the six months ended May 31, 2005, the Company issued 3,152,000 common shares with a fair market value of $1,053,640 which had been subscribed for services provided through November 30, 2004. The fair value of the shares was charged to operations during the year ended November 30, 2004.

During the six months ended May 31, 2005, the Company issued 1,535,000 shares of common stock (including 850,000 shares registered pursuant to Form S-8) with a fair value of $692,850 for services.

During the six months ended May 31, 2005, the Company accepted subscriptions for 1,245,000 shares of common stock (registered pursuant to Form S-8) with a fair value of $361,050 for services rendered and to be rendered. Through May 31, 2005, $52,580 has been charged to operations and $308,470 has been recorded as deferred compensation to be amortized through August 31, 2005.

During the six months ended May 31, 2005, the Company issued 682,500 shares of common stock which were subscribed for with cash of $136,500 at November 30, 2004.

During the six months ended May 31, 2005, the Company issued 493,200 shares of common stock for cash of $105,660 and accepted subscriptions for 921,680 shares of common stock for cash of $184,986.

Note 5:    Commitments

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which has been charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition the Company will pay a royalty of 15% of sales of the licensed products.

In April 2005, Viropro Pharma Inc., a wholly owned subsidiary announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a leading bioprocess Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture is named Viropro-ProteoCell. Viropro Pharma completed its initial payment of $50,000 (in Canadian Funds) and is obligated for six (6) monthly payments of $50,000, paid semi-monthly.

VIROPRO, INC.

FORM 10-QSB

MAY 31, 2005

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

The following events occurred this period as previously disclosed:

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

In April, Viropro Pharma Inc. announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a leading bioprocess Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture is named Viropro-ProteoCell. This JV combines the powerful strategic forces in the areas of technical and scientific expertise with a revenue-driven business model. Viropro Pharma will recognize revenue through its majority equity interest.  Viropro-ProteoCell is expected to deliver turn-key biopharmaceutical projects to second and third world markets that will provide local manufacturing capabilities with recombinant biotherapeutics. Viropro Pharma is partnering with ProteoCell Biotechnologies to implement its pro-active business model based on vertical integration. The Viropro-ProteoCell joint-venture will adopt a step-by-step approach for the technological and scientific transfer and will be involved in each aspect of the project. The business model of the JV collects revenues and royalties at each stage of the process, from the feasibility and profitability study, to final share participation and technical support extending beyond the project’s implementation. Viropro Pharma has already identified five large scale projects, one of which could be signed before the end of 2005 in Brazil which could lead to revenue for Viropro around Q4. Viropro Pharma completed its initial payment of $50,000 (in Canadian Funds) and is obligated for six (6) monthly payments of $50,000, paid semi-monthly.

Results of Operations Six Months Ended  May 31, 2005 and May 31, 2004.

During the six month period ending May 31, 2005, the Company’s net loss was $ 1,144,561 compared to a net gain of $ 180,961 in the same period of the prior year relating to the gain on assignment of a subsidiary.

Revenues

During the six month periods ended May 2005 and 2004, the Company's revenues were zero dollars. The Company has no operations which generate revenue at this time. There was no gross profit for either period.

Operating Expenses

During the six month period ended May 2005 the majority of the expenses of $ 1,144,561 incurred were non-cash amounting to $ 746,990 as Consulting Fees paid as stock compensation. The amount of $ 397,571 was incurred as cash expenses for selling, general and administrative expenses during the period. There were no expenses incurred in the quarter ending May 2004..

Material Changes In Financial Condition, Longevity And Capital Resources

At May 31, 2005 and 2004, the Company had no cash or cash equivalents.

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

MAY 31, 2005

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

Date:  July 14, 2005.

11