Form 10QSB
period 2005-08-31
VIROPRO INC
filed 2005-10-17
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2005, the number of the Company's shares of par value $.001 common stock outstanding was 15,883,069.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

AUGUST 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheet (unaudited)

3

Consolidated Statements of Operations (unaudited)

4

Consolidated Statements of Cash Flows (unaudited)

5

Notes to Consolidated Financial Statements (unaudited)

6

Item 2 - Results of Operations

9

Item 3 - Controls and Procedures

10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3. Defaults Upon Senior Securities

11

Item 4. Submission of Matters to a Vote of Security Holders

11

Item 5. Other Information

11

Item 6. Exhibits

11

SIGNATURE

12

VIROPRO, INC.

FORM 10-QSB

AUGUST 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Viropro, Inc.
Consolidated Balance Sheet
August 31, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$ 347
Other receivables	47,961
Prepaid expenses and sales taxes	5,420
Total Current Assets	53,738

Property and equipment - net	3,033

$ 56,761

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable – affiliates	$ 153,477
Accounts payable – trade	157,182
Accounts payable – other	22,101
Total Current Liabilities	322,760

Stockholders' (Deficit)
12,397,104 shares issued and outstanding	12,397
Additional paid-in capital	4,543,845
Common stock subscriptions	697,193

Accumulated (deficit)	(5,531,971)
(278,536)
Other comprehensive income
Currency translation adjustment	2,537
Total Stockholders' (Deficit)	(275,999)

$ 56,761

See the accompanying notes to the financial statements.

Viropro, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004

Revenue	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses:
Non-Cash stock compensation - general and administrative	1,005,663	-	1,751.093	-
Selling, General and administrative expenses	242,124	5,742	641,255	24,864

Operating (loss)	(1,247,787)	(5,742)	(2,392,348)	(24,864)

Comprehensive income:
Foreign currency translation adjustment	(1,766)	-	(5,015)	-

Comprehensive (loss)	(1,249,553)	(5,742)	(2,397,363)	(24,864)

Weighted average common shares outstanding - basic and diluted	12,397,104	4,116,974	10,472,608	4,116,974

(Loss) per common share - basic and diluted	$ (0.10)	$ (0.00)	$ (0.23)	$ (0.01)

See the accompanying notes to the financial statements.

Viropro, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended
(Unaudited)
	August 31,	August 31,
	2005	2004

Cash flows from Operating Activities:
Net cash (used in) operating activities	$ (341,443)	$ -

Cash flows from Investing Activities:
Purchase of property and equipment	(3,417)	-
Net cash (used in) investing activities	(3,417)	-

Cash flows from Financing Activities:
Proceeds from sale of and subscriptions for common shares	290,646	-
Net cash provided by financing activities	290,646	-

(Decrease) in cash	(54,214)	-

Cash at beginning of period	54,561	-

Cash at end of period	$ 347	$ -

See the accompanying notes to the financial statements.

Viropro, Inc.

Notes to Financial Statements (Unaudited)

August 31, 2005

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

The Company has experienced significant losses from operations. The accumulated deficit of the Company aggregates $5,531,971 including a net loss for the nine months ended August 31, 2005, in the amount of $2,392,348. In addition, the Company has no revenue generating operations, a working capital deficit of $269,022 and a stockholders’ deficit of $275,999.

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

August 31, 2005

_________________________________________________________________________________________

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue generating business. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4:    Stockholders’ (Deficit)

During the nine months ended August 31, 2005, the Company issued 3,152,000 common shares with a fair market value of $1,053,640 which had been subscribed for services provided through November 30, 2004. The fair value of the shares was charged to operations during the year ended November 30, 2004.

During the nine months ended August 31, 2005, the Company issued 682,500 shares of common stock which were subscribed for with cash of $136,500 at November 30, 2004.

During the nine months ended August 31, 2005, the Company issued 1,414,880 shares of common stock for cash aggregating $290,646.

During the nine months ended August 31, 2005, the Company issued 1,535,000 shares of common stock (including 850,000 shares registered pursuant to Form S-8) with a fair value of $692,850 for services.

During the nine months ended August 31, 2005, the Company charged to operations 1,245,000 shares of common stock (registered pursuant to Form S-8) with a fair value of $361,050 for services rendered.

During the nine months ended August 31, 2005, the Company corrected previous issuances of common shares by issuing 750 common shares.

During the nine months ended August 31, 2005, the Company accepted subscriptions for 3,485,965 shares of common stock with a fair value of $697,193 for services which were rendered during the quarter ended August 31, 2005, and charged to operations. These shares were issued in September 2005.

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

Viropro, Inc.

Notes to Financial Statements (Unaudited)

August 31, 2005

_________________________________________________________________________________________

In April 2005, Viropro Pharma Inc., a wholly owned subsidiary announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a leading bioprocess Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture is named Viropro-ProteoCell. Viropro Pharma completed its initial payment of $50,000 (in Canadian Funds). The agreements with ProteoCell Biotechnologies Inc. and Viropro, Inc. have lapsed and are no longer in force. There are no outstanding obligations between the parties and no future association is planned. As such, the Joint-Venture will not proceed.

VIROPRO, INC.

FORM 10-QSB

AUGUST 31, 2005

Item 2.

 Results of Operations

As previously disclosed in its public filings, Viropro must be currently deemed to be a shell corporation with no revenues and its main business activity has been to search for an operating business. In the fourth quarter of 2004, the Company set up two subsidiaries mandated to identify business opportunities for acquisition and/or business development. Expenses incurred during the first quarter of 2005 relate primarily to this activity.

The following events occurred this period as previously disclosed:

In September 2005, Mr. Richard Lee, President and Chairman of the Board of Directors announced the appointment of Dr Jean-Marie Dupuy as CEO of the Company and its wholly owned subsidiary: Viropro Canada Inc.  Dr. Dupuy retains the title of President & CEO of Viropro Pharma Inc. Dr Dupuy has also accepted the nomination to the Board of Directors.

The Company believes that these appointments should permit the Company to accelerate the international development of its bio-generics and nutraceutics businesses..

The nomination to the Board is subject to shareholder approval. Mr. Richard Lee resigned as President of the Company, but will remain as Chairman. An external nominee is expected to be named to fill the third Board position..

Dr. Jean-Marie Dupuy is a renowned expert in biotechnology with major contributions in the areas of project development, research and clinical implementation for several pharmaceutical and biotech companies. Dr Dupuy was previously Vice-President, Medical & Regulatory Affairs at Immuno-designed Molecules Company; Project Director, Immunology / Oncology Programs at Wyeth Ayerst; and Medical Director at Pasteur Mérieux Connaught. Prior to joining the Pharmaceutical Industry, Dr. Dupuy held several academic positions in Canada and France. In Canada, he was Director of Clinical Immunology, Montreal Children's Hospital and Director of the Immunology Research Center, Armand Frappier Institute, Montreal. In France, he held the post of Deputy Director of the Department of Paediatric Liver Diseases, Bicêtre Children’s Hospital, Paris and head of The Immunology and Virology Research Centre.  Dr Dupuy has conducted intensive clinical & research activities in Paediatrics, Immunology, Virology and Vaccines. He is author and co-author of more than 240 scientific and medical articles, books and publications.He received his post-doctoral training in Minneapolis.

Results of Operations Nine Months Ended  August 31, 2005 and August 31, 2004.

During the nine month period ending August 31, 2005, the Company’s net operating loss was $ 2,397,363 compared to a net loss of $ 24,864 in the same period of the prior year.

Revenues

During the nine month periods ended August 2005 and 2004, the Company's revenues were zero dollars. The Company has no operations which generate revenue at this time. There was no gross profit for either period.

VIROPRO, INC.

FORM 10-QSB

AUGUST 31, 2005

Operating Expenses

During the nine month period ended August 2005 the majority of the expenses of $ 2,392,348  incurred were non-cash amounting to $ 1,751,093 as Consulting Fees paid as stock compensation. The amount of $641,255 was incurred as cash expenses for selling, general and administrative expenses during the period. In the year-ago period expenses were $ 24,864.

Material Changes In Financial Condition, Longevity And Capital Resources

At August 31, 2005 and 2004, the Company had no material cash or cash equivalents.

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

VIROPRO, INC.

FORM 10-QSB

AUGUST 31, 2005

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

None

Item  2.  Unregistered Sales of Equity Securities and Use  of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

Subsequent to the period reported by this Form 10QSB, the Company filed an 8K dated announcing the appointment of Dr Jean-Marie Dupuy as CEO of the Company and its wholly owned subsidiary: Viropro Canada Inc.  Dr. Dupuy retains the title of President & CEO of Viropro Pharma Inc.  Dr Dupuy has also accepted the nomination to the Board of Directors.  Concurrently, Mr. Richard Lee resigned as President.

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

Date:  October 17, 2005.

12