Form 10KSB/A
period 2004-11-30
VIROPRO INC
filed 2005-11-17
CIK 703901

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB /A

Amendment No. 1

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended November 30, 2004.

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

Commission File Number: 333-06718

VIROPRO, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	13-3124057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8515, Place Devonshire, Suite 207, Montreal, Quebec, Canada	H4P 2K1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:    (514) 731-8776

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no  disclosure  will be contained, to the  best  of registrant's knowledge, in definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $ 3,618,733 on November 15 , 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   15,883,069 shares of common stock on November 15 , 2005.

Documents incorporated by reference: None

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2337 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of The Public Company Accounting Oversight Board (PCABO).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Viropro, Inc.

Consolidated Balance Sheet November 30, 2004

Assets

Current assets:
Cash	$54,561
Prepaid expenses and sale taxes	9,658
Loan receivable	14,175
Total current assets	$78,394

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,844
Total current liabilities	3,844

Stockholders' Equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 4,366,974 shares issued and outstanding	4,367
Additional paid-in capital	3,207,328

Accumulated (deficit)	(3,139,623)
Other Comprehensive Income:
Foreign currency translation adjustment	2,478
Total stockholders' equity	74,550

Total liabilities and stockholders' equity	$78,394

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Operations

	Year Ended	Five Month Period Ended	Year Ended
	November 30,	November 30,	June 30,
	2004	2003	2003

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross Profit	-	-	-

Operating expenses:
Consulting fees – Non cash stock compensation	1,053,640	-	-
Selling, general and administrative expenses	105,903	8,525	10,130

Operating (loss)	(1,159,543)	(8,525)	(10,130)

Other expense:
Interest expense (principally related party)	-	-	(29,160)

(Loss) from continuing operations	(1,159,543)	(8,525)	(39,290)

Discontinued operations:
Gain on assignment of subsidiary	-	-	210,125

Net income (loss)	(1,159,543)	(8,525)	170,835
Comprehensive income:
Foreign currency translation adjustment	2,478	-	-
Comprehensive income (loss)	$(1,157,065)	$(8,525)	$170,835

Weighted average common shares outstanding – basic and diluted	4,137,522	4,116,974	22,608,999

(Loss) per common share – basic and diluted	$(0.28)	$(0.00)	$0.01

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Stockholders' Equity

	Common Stock		Additional	Accumulated	Foreign	Total
	Shares	Amount	Paid-In Capital	(Deficit)	Currency Translation	Stockholders Equity

Balance at June 30, 2002	7,474,749	$7,475	$1,102,584	$(2,142,390)	$ -		$(1,032,331)

Issuance of shares for
settlement of liabilities	42,500,000	42,500	808,866	-	-		851,366

Net income	-	-	-	170,835		-	170,835

Balance at June 30, 2003	49,974,749	49,975	1,911,450	(1,971,555)	-		(10,130)

Stockholders' direct payments
for accounts payable	-	-	10,130	-	-		10,130

Reverse split 1 to 12.14	(45,857,775)	(45,858)	45,858	-	-		-

Net (loss)	-	-	-	(8,525)	-		(8,525)

Balance at November 30, 2003	4,116,974	4,117	1,967,438	(1,980,080)	-		(8,525)

Common shares issued for cash	250,000	250	49,750	-	-		50,000

Common Stock Subscriptions	-	-	1,190,140	-	-		1.190,140

Net (loss)	-	-	-	(1,159,543)	-		(1,159,543)

Foreign Currency Translation	-	-	-	-	2,478		2,478

Balance at November 30, 2004	4,366,974	$4,367	$3,207,328	$(3,139,623)	$ 2,478		$74,550

See accompanying notes to consolidated financial statements.

Viropro, Inc. Consolidated Statements of Cash Flows

	Year Ended	Five Month Period Ended	Year Ended

	November 30,	November 30,	June 30
	2004	2003	2003

Cash flows from operating activities:
Net income (loss)	$(1,159,543)	$(8,525)	$170,835
Adjustments to reconcile net income (loss) to net cash (used in) Operating activities:
Issuance of and subscription for common shares for services	1,053,640	-	-

Changes in assets and liabilities:
Prepaid expenses and sales taxes	(9,658)	-	-
Loan receivable	(14,175)	-	-
Account payable and accrued expenses	(4,681)	(1,605)	(170,835)
Net cash used in operating activities	(134,417)	(10,130)	-

Cash flows from financing activities:
Shareholders’ direct payments for accounts payable	-	10,130	-
Issuance of common shares for cash	50,000	-	-
Common stock subscriptions for cash	136.500	-	-
Net cash provided by financing activities	186.500	10,130	-

Net change in cash	52,083	-	-
Effect of changes in exchange rate	2,478	-	-
Cash at beginning of year	-	-	-

Cash at end of year	$54,561	$-	$-

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

Notes to Financial Statements

November 30, 2004

_________________________________________________________________________________________

Note 1:   Organizations and Basis of Presentation

Viropro, Inc. ( fk a Food Concepts, Inc. )( the Company) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003 the Company changed its year end to November 30.

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

=====

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

As of the end of the period covered by this report, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings. There have been no changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

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

Richard Sew Iam Lee                             46                Director                     Since October 31, 2003

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                                                    AGE              POSITION                       LENGTH OF SERVICE

-------------------------------------------     --------           --------------------------      --------------------------------------

Hugh D. Johnson                                      77               President                         From 2000 until October 2003

                                                                                     Secretary/Treasurer        From 1998 until October 2003

Richard Sew Iam Lee                               46                 President                         October 2003 until

                                                                                                                               September 2005

Dr. Jean-Marie Dupuy                              68               President & CEO            Since September 2005

HUGH D. JOHNSON, Director, Former President, and Former Secretary/Treasurer, and Co-founder,  guided the formation, structuring and financing of INSECTA.   He has an extensive background in the financial Industry and was associated with L. F. Rothschild & Co and Merrill Lynch, Pierce, Fenner and Smith. Hugh Johnson resigned as a Director on December 31, 2003, and resigned as President and Secretary/Treasurer in October 2003.

RICHARD SEW IAM LEE, Director and President ( former sole officer), is an international investor involved in technology and real estate ventures primarily in Asia as well as the United States. He has extensive experience in these fields. He became a shareholder, director and sole officer in October 2003 with the view to seek potential businesses and possible acquisitions for the Company. Mr. Lee is not an officer or Director of any other US Corporation, and has not been for the past five years.

(Dr.) JEAN-MARIE DUPUY, President and CEO, is a renowned expert in biotechnology with major contributions in the areas of project development, research and clinical implementation for several pharmaceutical and biotech companies.   He became a shareholder of the Company in June 2005, and has been President of the wholly owned subsidiary, Viropro Pharma Inc. since May 2005, and a member of the Scientific Committee since March 2005.   Dr. Dupuy is not an officer or Director of any other US Corporation, but during the past five years was a Director of ProteoKinetix, Inc. between 2003 and 2005.

(B)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

The company has no employees.

(C)   FAMILY RELATIONSHIPS

None.

(D)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

So far as the Company is aware, no Director or Executive Officer, has been involved in any material legal proceedings during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is encourages a ll officers and directors to file as required under Section 16(a) of the Securities Exchange Act of 1934, as amended.  Mr. Lee did not file one Form 4 on a timely basis.  Dr. Dupuy is in the process of acquiring filing codes so he can submit forms as needed.

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

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Richard Lee (1)

695 ,015 (1) (2)

4.4

Jean-Marie Dupuy (Dr).

110,000

0.7

All Officers and Directors

as a Group

805,015

5.1

-------------------------------------------------------------

(1)  The sole director.

(2)  Included indirectly, through Sunev Investments Limited, 345,015 Shares

Item 12. Certain Relationships and Related Transactions

No disclosure necessary.

Item 13. Exhibits

The following exhibits are filed herewith:

Exhibit 10

Material contract between Viropro and Immuno Japan Inc. incorporated by reference to Form 10KSB filed March 11, 2005.

Exhibit 14

Code of Ethics , incorporated by reference to Form 10KSB filed March 11, 2005.

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification , Lee

Exhibit 31 ..2

Rule 13a-14(a)/15d-14(a) Certification, Dupuy

Exhibit 32.1

Section 1350 Certification , Lee

Exhibit 32 ..2

Section 1350 Certification. Dupuy

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

(e) Audit Committee Pre-approval Policy

The Board of Directors, acting as the audit committee, annually approves the principal accountants

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Richard Lee

_______________________________

Richard Lee, Sole Director and Officer

(acted as chief executive officer and principal accounting officer through September 19, 2005. )

Dated: November 17 , 2005

/s/ Jean-Marie Dupuy

______________________________

Dr. Jean-Marie Dupuy, President & CEO

Dated :  November 17, 2005

INDEX TO EXHIBITS

Exhibit 10 - Material contract between Viropro and Immuno Japan Inc., incorporated by reference to Form 10KSB filed March 11, 2005.

Exhibit 14 – Code of Ethics , incorporated by reference to Form 10KSB filed March 11, 2005.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a) , Lee

Exhibit 31 ..2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dupuy

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Lee

Exhibit 32 ..2 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Dupuy