Form 10QSB/A
period 2005-09-30
VIROPRO INC
filed 2005-11-18
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

Amendment No. 1

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005.

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

VIROPRO INC.

(Exact name of registrant as specified in its charter)

Nevada	333-06718	13-3124057
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8515, Place Devonshire, Suite 207, Montreal, Quebec, Canada ,	H4P 2K1
(Address of principal executive offices)	(Zip Code)

(514) 731-8776

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

FORM 10-QSB /A

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

11

Item 3. Defaults Upon Senior Securities

11

Item 4. Submission of Matters to a Vote of Security Holders

11

Item 5. Other Information

11

Item 6. Exhibits

11

SIGNATURE

12

VIROPRO, INC.

FORM 10-QSB /A

AUGUST 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Viropro, Inc.
Consolidated Balance Sheet
August 31, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$ 347
Other receivables	47,961
Prepaid expenses and sales taxes	5,420
Total Current Assets	53,738

Property and equipment - net	3,033

$ 56,761

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable – affiliates	$ 153,477
Accounts payable – trade	157,182
Accounts payable – other	22,101
Total Current Liabilities	322,760

Stockholders' (Deficit)
12,397,104 shares issued and outstanding	12,397
Additional paid-in capital	4,543,845
Common stock subscriptions	697,193
Deferred compensation	-
Accumulated (deficit)	(5,531,971)
(278,536)
Other comprehensive income
Currency translation adjustment	2,537
Total Stockholders' (Deficit)	(275,999)

$ 56,761

See the accompanying notes to the financial statements.

Viropro, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004

Revenue	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses:
Non-Cash stock compensation - general and administrative	1,005,663	-	1,751.093	-
Selling, General and administrative expenses	242,124	5,742	641,255	24,864

Operating (loss)	(1,247,787)	(5,742)	(2,392,348)	(24,864)

Comprehensive income:
Foreign currency translation adjustment	(1,766)	-	(5,015)	-

Comprehensive Gain (loss)	(1,249,553)	(5,742)	(2,397,363)	(24,864)

Weighted average common shares outstanding - basic and diluted	12,397,104	4,116,974	10,472,608	4,116,974

(Loss) per common share - basic and diluted	$ (0.10)	$ (0.00)	$ (0.23)	$ (0.01)

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

The Company has experienced significant losses from operations. The accumulated deficit of the Company aggregates $5,531,971 including a net loss for the nine months ended August 31, 2005, in the amount of $2,397,363. In addition, the Company has no revenue generating operations, a working capital deficit of $269,022 and a stockholders’ deficit of $275,999.

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

Viropro, Inc.

Notes to Financial Statements (Unaudited)

August 31, 2005

_________________________________________________________________________________________

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base August result in the Company depleting its available funds and not being able pay its obligations. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that August result from the possible inability of the Company to continue as a going concern.

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

FORM 10-QSB /A

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

Results of Operations Nine Months Ended  August 31, 2005 and August 31, 2004.

During the nine month period ending August 31, 2005, the Company’s net operating loss was $2,397,363 compared to a net loss of $24,864 in the same period of the prior year.

Revenues

During the nine month periods ended August 2005 and 2004, the Company's revenues were zero dollars. The Company has no operations which generate revenue at this time. There was no gross profit for either period.

VIROPRO, INC.

FORM 10-QSB /A

AUGUST 31, 2005

Operating Expenses

During the nine month period ended August 2005 the majority of the expenses of $2,392,348 incurred were non-cash amounting to $1,751,093 as Consulting Fees paid as stock compensation. The amount of $641,255 was incurred as cash expenses for selling, general and administrative expenses during the period. In the year-ago period expenses were $24,864.

Material Changes In Financial Condition, Longevity And Capital Resources

At August 31, 2005 and 2004, the Company had no cash or cash equivalents.

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

VIROPRO, INC.

FORM 10-QSB /A

AUGUST 31, 2005

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

None

Item  2.  Unregistered Sales of Equity Securities and Use  of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

Item  6.  Exhibits

Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Lee

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dupuy

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Lee

Exhibit 32.2 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Dupuy

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

/s/ Richard Lee

_______________________________

Richard Lee, Sole Director and Officer

(acted as chief executive officer and principal accounting officer through September 19, 2005.)

Date:   November 17 , 2005.

/s/ Jean-Marie Dupuy

______________________________

Dr. Jean-Marie Dupuy, President & CEO

Dated:  November 17, 2005