Form 10KSB
period 2005-11-30
VIROPRO INC
filed 2006-04-06
CIK 703901

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended November 30, 2005.

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

        For the transition period from ______ to ______

VIROPRO, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-06718	13-3124057
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8515, Place Devonshire, Suite 207 Montreal, Quebec, Canada	H4P 2K1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (514) 731-8776

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Each Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $ 5,792,033 on February 28, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  17,745,569 of common stock on February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional small business format (check one):  Yes [  ] No [X]

SEC 2337 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-KSB

November 30, 2005

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

11

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCAHSES OF EQUITY SECURITIES    12

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    14

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

19

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

32

ITEM 8A.

CONTROLS AND PROCEDURES

32

ITEM 8B.

OTHER INFORMATION

32

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

33

ITEM 10.

EXECUTIVE COMPENSATION

34

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS  35

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

36

PART IV

ITEM 13.

EXHIBITS

36

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

36

SIGNATURES

37

INDEX TO EXHIBITS

38

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS.  This Form 10-KSB contains statements that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe, “ project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•

Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices:  these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•

Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion.

•

Changes in government regulations: these regulations could have a negative impact on our earnings; for example, laws that could increase our costs of operations.

•

Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•

Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the insurance market.

•

Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB.  However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved.  All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I

Item 1. Description of Business

Historical Background

In 1997, and during the nine months ended March 31, 1998 the Company conducted its business as Food Concepts, Inc. Its primary business activity was retail and wholesale sales of gourmet and specialty coffees. Food Concepts was a roaster, packer and seller of roasted coffees and produced over 70 flavored coffees.

On March 31, 1998, the Company divested itself of its coffee operations by spinning off this business operation to Its Coffee Lovers, Inc., a Nevada corporation. On this same date, the Company acquired Insecta Sales and Research, Inc. Effective with this acquisition the Company changed its name to Viropro, Inc. Also on this date, the entire management of the  Company changed with the resignations of Herb and Francis Glaubman and theappointment of Donald Grummer, as President; and Pat Quinlan as Vice President.

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

On December 18, 2003, the Company entered into a Letter of Intent with Central Network Communications Inc. of Montreal, Quebec to acquire its subsidiary, CNC Holdings Inc. for 20,000,000 common shares.  A long form Exchange Agreement was signed on January 21, 2004, and the closing there-under was subject to various conditions including registering the shares to be issued. On May 7, 2004, the Company filed its notice dated April 30, 2004 to withdraw the S-4 Registration Statement. As the result, the Exchange Agreement was terminated.

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

In November 2004, Viropro announced an agreement with Miralus Canada Inc. and Miralus International Inc. for the global commercialization of the “FREEdHEM” line of specialized medical products for the treatment of hemorrhoids with exclusive marketing rights for Japan, Central America and South America and non-exclusive rights for most of the countries elsewhere in the world including Canada.  FREEdHEM is already available in the United States through retail outlets of large pharmaceutical and food distributors. Miralus was be paid a commission of 10% of any gross sales that it initiates.  As at the year ending November 30, 2005, the agreement and all contact with Miralus was terminated.

Also in November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the rights to marketing and production of therapeutic proteins in international markets. As compensation for the rights these products, the Company issued 500,000 shares of common stock in February 2005 and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not as yet occurred. In addition the Company will pay a royalty of 15% of net revenue from sales of the licensed products. The Company is currently negotiating for the rights to market in additional countries and for several new products.

According to the agreement, Viropro Inc. acquired licenses to patented technologies related to the production of therapeutic proteins (alpha interferon, Interleukin 2, EPO (erythropoietin)) and human growth factors (rHuG-CSF and rHuGM-CSF) for Latin America, Thailand, China, Taiwan, Singapore and South Africa. Immuno Japan Inc., who developed the licensed technologies in Japan, will oversee the technology transfer process and provide technical support to Viropro’s clients and partners.

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

Importantly, this research project actively involves two world-recognized scientists, Dr. Max Arella and Dr. Peter Tijssen, both members of L’Institut National de Recherche Scientifique (INRS). These two professors/researchers bring highly-specialized know-how and the scientific expertise necessary to lead the project through development, validation and clinical trials with the objective of vastly improving the detection of this virus and, by extension, other viral diseases in humans.

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

In February, 2005, Viropro announced the appointment of Rinaldo Mancin as Director, Business Development for Latin-America. Mr. Mancin took office in Brasilia, Brazil to oversee all corporate activities relating to Viropro Pharma’s market development in Latin America.  With a master’s degree in Sustainable Development from the University of Brasilia (UnB), Rinaldo Mancin has over 15 years experience in the management and implementation of large-scale projects in Brazil, most of which were financed by G7 countries, the World Bank and the European Union. He has also held the office of Executive Secretary for the National Genetic Resources Council, in which he helped develop and implement policies for Brazil’s biotechnological sector.

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

In March, 2005, Viropro Pharma Inc. announced the addition of a new line of natural consumer products. This line consists primarily of exclusive natural and homeopathic health products with many of the ingredients or formulations sourced in Europe and Brazil. These products complement Viropro Pharma’s other biopharmaceutical products and its overall business direction. Revenues are currently expected to commence by Q3, provided no unanticipated delays occur such as production delays, customer delays in providing orders, and sufficient financing in place to cover the initial sales transaction. Development of this product line is still pending.

In April, 2005, Viropro Pharma Inc. announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture was named Viropro-ProteoCell. This JV was to combine the strategic forces in the areas of technical and scientific expertise with a revenue-driven business model. Viropro-ProteoCell was to be the source of turn-key biopharmaceutical projects to second and third world markets that were to provide local manufacturing capabilities with recombinant biotherapeutics. Viropro Pharma wished to partnering with ProteoCell Biotechnologies to implement its pro-active business model based on vertical integration/ Although Viropro Pharma completed its initial payment of CDN $50,000 and was obligated for six (6) monthly payments of $50,000, to be paid semi-monthly, default of delivery on the part of ProtoCell resulted in the termination of this joint venture.

In September 2005, Mr. Richard Lee, President and Chairman of the Board of Directors announced the appointment of Dr Jean-Marie Dupuy, who had been acting as a consultant to the Company, as CEO of both the Company and its wholly owned subsidiary, Viropro Canada Inc.  Dr. Dupuy retains the title of President and CEO of Viropro Pharma Inc. Dr Dupuy has also accepted the nomination to the Board of Directors on November 19, 2005.

Current Business

Overview

The main objectives of the Company are to build a major role in the transfer of technology of various biotechnological products to pharmaceutical companies in emerging countries and to assist in the full development of recombinant products for new clinical applications.

In addition to its own internal expertise, the achievement of the Company’s goals is supported by alliances with major partners in Biotechnology.

Background to the Products

Starting with the first recombinant pharmaceutical product registered by the FDA (the US food and drug regulatory body) in 1982, the importance of recombinant drugs has continued to increase exponentially and within several years recombinant proteins are expected to represent the majority of all products registered with the FDA. In most developing and third world countries the population has access only to licensed and exclusive products from foreign owned pharmaceutical companies, and at prices so prohibitive, that, in effect, deny a large part of the population treatment to fight many diseases. Also, most western pharmaceutical companies prefer selling their products rather than transferring their technology. The intellectual property of an increasing number of bio-recombinant products is, or will become, public by 2007. The top 10 recombinant products that will be in the public domain by 2007 were sold recently for more than $15 billion. This is already the case for drugs such as Interferons alpha and beta, G-CSF, GM-CSF, erythropoietin, IL-2 and various monoclonal antibodies for which Viropro is acquiring Intellectual property. There is therefore an important niche market in the technology transfer of bio-generic products to developing countries at affordable prices.

Viropro now holds a versatile technology platform with an exclusive license portfolio. This is a result of a strong partnership with Immuno Japan Institute through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous R&D leverage that minimizes its R&D expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro concluded agreements with Parteurop, a French consulting company, as well as with world-known universities and research institutes in France and in Canada. Other significant partnerships concern GMP production and Drug Master File development.

Viropro’s current four main areas of activities are:

1.

Development and technology transfer of bio-generics through partnering with pharmaceutical companies in various countries;

2.

Process development of novel bio-pharmaceutical products or generic bio-products with novel clinical indications developed by partnering companies through to product registration;

3.

Production of recombinant proteins for the R&D market

4.

Consulting activities regarding bio-pharmaceutical product development strategies, clinical development and training.

The Company plans to maintain low administrative and overhead costs that will ensure the funds are available for the development activities and accordingly create the maximum value for its shareholders. Research and Development work will be subcontracted to BRI, to university laboratories for experimental studies or to specialized companies for GMP manufacturing, toxicology and clinical studies. Selecting the appropriate partnering organizations for the required expertise will minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.

Viropro is focused on the development and transfer of «in licensing » leading technological processes for the manufacturing of high quality bio-products. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The main markets that Viropro has focused on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

Thus far, Viropro has developed one main line of therapeutic proteins:

-

Cytokines that no longer have exclusive patent protection such as interferons alpha, G-CSF, erythropoietin (EPO) and interleukins used in various clinical indications (cancers, multiple sclerosis, hepatitis, chronic renal failure).

All the research and development procedures, from the build-up of biological systems to the industrial production on a large-scale are done in close collaboration with key partners with whom Viropro has established strategic alliances:

1.

The main partner is Immuno Japan Institute (IJI),  specialized in the production of various monoclonal antibodies, immuno-diagnostic reagents and high yield producing biological systems. IJI possesses a very unique technological platform of bio-products for which Viropro has obtained the exclusive licensing rights. Through its scientific expertise and support, IJI provides Viropro with mammalian expression systems for the high yield production of therapeutic proteins.

2.

The second alliance was formed with the Biotechnology Research Institute of the National Research Council Canada (NRC-BRI located in Montreal, Canada). This alliance gives Viropro access to expertise as well as state-of-the-art equipment and facilities for bio-process innovation and purification process development as well as the scalability of bioprocesses under industrial scale conditions.

3.

Viropro is also in close relationship with the Alimentary and Veterinary Biotechnology Institute (LBVA) of the University of Montreal that can offer a wide range of technical capabilities to adapt Viropro’s technologies to reliable large scale cGMP manufacturing. This will enable Viropro to meet high quality international standards and carry out all necessary clinical trials required for regulatory approval of safe and active bio-products.

4.

Other negotiations are ongoing with North American companies specialized in providing clients and partners with industrially adapted biological material as well as offering high level services for the optimization of specific steps in the development of bioprocesses.

Viropro believes that market share for locally implemented companies will grow considerably. Viropro has determined a list of products capable of generating short to medium-term profits. These products are well proven in developed markets but are not yet manufactured at large scale in the emerging markets, where there is an important and growing demand.

IJI granted Viropro exclusive licensing rights to use mammalian expression systems for the industrial production of three bio-therapeutic products, Interferon alpha, Interferon beta and G-CSF, used for the treatment of human diseases. Viropro is also negotiating sub-licensing rights with others biotech companies in order to transfer the manufacturing of other bio-products such as erythropoietin (current international sales above $8 Billion). These products represent a great opportunity for the company to gain share in the quickly growing biopharmaceutical market. Viropro targets two different markets to generate a long-term recurrent revenues stream: (i) Brazil and Latin America and (ii) North Africa and the Middle East.

There are 170 million inhabitants in Brazil and 370 million in Latin America. As a general role, it has to be underlined that, currently, no more 10% of the population is diagnosed for hepatitis (treated with Interferon alpha) or for multiple sclerosis (treated with Interferon beta) and only 80% patients have access to biotherapeutics for the treatment of chronic diseases. The market development potential is considerable when one considers that Latin American pharmaceutical companies have the infrastructure required to produce these drugs at industrial scale.

In 2005, the market for Interferon beta (for both generic and patent molecules) was about 65 m USD while it was about 5 m USD for erythropoietin (the market being mainly composed of generic versions of the drug). The total Latin American market for these products has been estimated at 200 and 15 m USD, respectively. This represents several million doses per year for the local market that any middle to large scale Brazilian pharmaceutical company could easily produce.

The pharmaceutical companies that Viropro is dealing with not have mastered the technical aspects to produce therapeutic proteins on a large scale but some of them have participated in the development of similar projects in collaboration with academic institutes or private companies. Others sell imported bio-therapeuticals on the Brazilian market and would like to replace these imported products with their own locally produced. Furthermore, these companies possess powerful marketing networks composed of several hundred representatives and maintain close relationships with hospitals and physicians throughout South America. These characteristics will enable the targeted companies to rapidly establish a market share targeted to reach 30% of the whole market, three years after commercialization.

The business model as set-up by the company assures its partners a full technology transfer package (systems, processes and training) for a complete integration of cutting-edge technologies that do not exist yet in this part of the world. Furthermore, Viropro will provide its expert advice/consultation regarding technical and regulatory requirements, procedures to be implemented and equipment purchase, installation and validation of new manufacturing facilities. A complete staff composed of fifty persons has to be hired for a functional running of the whole facilities. These new infrastructures will allow the partner to produce various drugs every year (up to six products in the first structure). The production will be first directed towards ‘’follow-on’’ biologics (biopharmaceutical products that no longer have exclusive patent protection). However, the product portfolio could be progressively complemented by new patented therapeutic proteins developed by biotech companies and/or prestigious academic institutes. Viropro aims to play a key role in bridging these partnerships and developing new projects.

Viropro is working to establish itself in North African and Middle Eastern countries. The most promising bio-therapeutics are G-CSF and Erythropoietin. From about 300 million inhabitants, the potential client population is several hundred thousands of people. This market represents sales of more than $100 million. Viropro is actively negotiating with local pharmaceutical companies to reproduce the same business model developed for Brazil.

Government Regulation and Licenses.

Viropro is positioned to offer integrated projects to its clients/partners ranging from production processes to registration for the manufacturing of pharmaceutical proteins in accordance with Health Canada regulatory standards and requirements, including the toxicology and clinical development steps.

Viropro can offer process development for industrial biopharmaceutical production as well as full product development and registration with Health Canada.

There are a number of U.S. firms specialized (Contract Research Organisations or CROs) in these services. Their clients often tend to be large pharmaceutical companies that want to get a new product to market as quickly as possible. These clients are willing to pay the high prices charged by CROs. However, there is a niche market for small and medium sized biotech companies that need to develop or improve their production process for clinical trial requirements.

Viropro’s expertise in cell line and process developments, along with its partnerships with BRI and others will enable it to address this part of the CRO process development market. The regulatory guidelines required are very similar to the requirements for biogenerics. Viropro will therefore already have the needed expertise to offer such services to medium sized biotech companies.

Competition.

Viropro’s management team has chosen to actively intervene in the biotechnology emergent sector by entering into the market not serviced by the large multinational pharmaceutical companies. The company searches for partners in countries where it has identified a market potential. This gives the company the opportunity to assure an active presence in the target countries and to have a thorough knowledge of these markets, namely customers, suppliers, investors and regulatory government agencies.

Viropro’s international business strategy targets the niche market in Latin American, African and Asian countries offering local companies turnkey solutions such as technology transfers.  These integrated solutions range from R&D to development procedures, through manufacturing and certification to enable manufacturing of several recombinant proteins.

Employees

Except for the President, the Company has no employees.

Recent Events

In January 2006, the Company incorporated a new subsidiary Viropro, International Inc., under the Canada Corporations Act. The function of this entity is to handle all international sales and marketing. To date the Company has been inactive.

During February 2006 the shareholders voted to increase the authorized capital to 45,000,000 common shares.

Starting March 1, 2006, the Company commenced an offering of convertible debentures. The offering consisted of a minimum of 700 and a maximum of 1300 debentures at a price of $1,000 per debenture. The debentures are convertible into common shares at $.20 per share through March 1, 2009, and bear interest at 6% per annum. In conjunction with the sale of each $1,000 debentures the Company will issue 5,000 warrants to purchase common shares at $.25 per share expiring on March 1, 2009.  Through March 28, 2006, an aggregate of $399,500 had been received, which the Company agreed to hold in escrow until the minimum number of debentures had been subscribed for. The offering expires 105 days from its commencement unless extended for an additional 120 days by the Company. It the minimum number of debentures is not sold the Company will return the proceeds to the investors.

Item 2. Description of Property

The Company relocated its principal executive offices to Montreal, Quebec, Canada where it occupies approximately 2400 square feet of office space on a 5-year lease, with a monthly rental cost of CDN$2,000 (approximately US$1,720). Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space.

In addition the Company rents laboratory facilities in Montreal occupying approximately 1400 square feet under a one-year renewable lease expiring October, 2006. The facilities cost the Company $3100 per month (approximately US$ 2666).

Item 3. Legal Proceedings

The Company is not a party to any legal proceeding.

Item 4. Submission of Matters to Vote of Security Holders

In January 2006, shareholders were mailed an Information Statement notifying them of a special meeting of the shareholders to vote on a proposal by the Registrant to increase the authorized common stock to 45 million shares. The meeting was held February 7, 2006 and a majority of the shareholders voted for the proposal. On February 9, 2006, the Company filed the required Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities

The Company's Common Stock trades on the NASDAQ’s OTC Bulletin Board under the symbol "VPRO".  Prior to November 26, 2003, the stock traded under the symbol “VROP.”

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

HIGH

LOW

QUARTER ENDING

February 28, 2004

$0.55

$0.50

May 31, 2004

$0.30

$0.27

August 31, 2004

$0.30

$0.29

November 30, 2004

$0.47

$0.42

February 28, 2005

$0.49

$0.26

May 31, 2005

$0.34

$0.24

August 31, 2005

$0.38

$0.15

November 30, 2005

$0.42

$0.18

As of November 30, 2005 there were approximately 1700 shareholders of record. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

As at November 30, 2005, the Company had 20,000,000 common shares authorized. Subsequent to the yearend, at a special shareholders meeting, the shareholders voted to increase the authorized capital to 45,000,000 common shares.

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

During February 2005, the Company issued 2,152,000 common shares pursuant to the exemption contained in Regulation S to consultants who were non-U.S. persons for services performed during the year ended November 30, 2004.

During February 2005, the Company issued 493,200 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received aggregating $105,660. In conjunction with this offering the Company issued 741,400 warrants to purchase common shares at $.25 per share and 50,000 warrants to purchase common shares at $.35 per share. The warrants expire in February, 2007.

During February 2005, the Company issued 685,000 common shares pursuant to the exemption contained in Regulation S to consultants who were non-U.S. persons for services performed subsequent to November 30, 2004.

During March 2005 the Company issued 850,000 shares of common stock pursuant to a  Form  S-8 Registration Statement for services provided.

During the period from February to May 2005 the Company issued 922,430 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $184,986. In conjunction with this offering the Company issued 543,930 warrants to purchase common shares at $.25 per share. The warrants expire from February to May 2007.

During June 2005 the Company issued 1,245,000 common shares for services performed.

During September 2005 the Company issued 3,485,965 common shares for services performed.

During the period from September through November 2005 the Company agreed to issue an aggregate of 1,487,500 common shares pursuant to the exemption contained in Regulation S for cash received of $297,500 and 125,000 common shares for a receivable of $25,000 which was paid in March 2006. In conjunction with this offering the Company issued 1,597,500 warrants to purchase common shares at $.25 per share. The warrants expire from September to December 2007. In addition the Company agreed to issue 300,000 common shares for services performed.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIROPRO, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, VIROPRO INC’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

Selected Financial Data

The following selected financial data for the year ending November 30, 2005 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

For the Year Ending November 30,

                 2005

                 2004

Net Revenues

-0-

-0-

Total Expenses

$2,513,542

$1,159,543

Income Taxes

-0-

-0-

Comprehensive income loss

($2,582,337)

($1,157,065)

Loss Per Share

($0.23)

($0.28)

Balance Sheet Data:

As at November 30, 2005

Working Capital

$ 140,415

Total Assets

$ 203,906

Total Liabilities

$ 332,453

Stockholders' Equity

$(128,547)

Results of Operations

Revenues and Cash Position

During the year ended November 30, 2005 and as in the previous year we had no income and as of  November 30, 2005, our cash position was $70,466  compared to $54,561 as of November 30, 2004. Despite increased expenses, this increase was due to the Company’s success in continued financings totalling $588,146. Cash used in operating activities amounted to $490,159 compared to $134,417 in the prior year.

Our cash balance as at the year end is inadequate for our planned business activities, however, subsequent to the year end we received $399,500 (see Note 7) in private placement financings and we are of the opinion that these amounts will be adequate cash for the next 10 months to further develop our business.

Operating Expenses and Net Loss

Our average monthly (recurring) expenses during the year ended November 30, 2005 approximated US$65,000, and included rent, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance. There were no sums paid to the officers and directors as compensation expenses for the year ended November 30, 2005 and for the year ended November 30, 2004.

The largest portion of our expenses was in stock based compensation amounting to $1,766,093. These amounts were paid in stock for various business consultants assisting us in finding financing, investor and public relations and also in our search for new business opportunities for the Company. We believe that the bulk of these charges are non-recurring.

All our cash expenditures in 2005 were for office overhead, travel, fund raising activities, investor relations, legal and accounting.  The large change in our expenses reflects the re-commencement of new business activities.

During the year ending November 30, 2005, the Company incurred an operating loss of $2,513,542 as compared to $1,159,543 for the year ended November 30, 2004. The increase in loss was attributed entirely to our new direction and operations. Loss per share was $0.23 for the year ended November 30, 2005 as compared to $0.28 for the year ended November 30, 2004.

The Company relocated its principal executive offices to Montreal Quebec Canada where it occupies approximately 2400 square feet of office space on a 5-year lease, with a monthly rental cost of CDN$2,000 (approximately US$1,720). Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space. In addition the Company rents laboratory facilities in Montreal occupying approximately 1400 square feet under a one-year renewable lease expiring October 2006. The facilities cost the Company $3100 per month (approximately US$ 2666).

Plan of Operations

As indicated above, the Company will focus on the development and transfer of « in licensing » leading technological processes for the manufacture of high quality bio-products. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential for our chosen product line by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The markets that Viropro has chosen to focus on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

Viropro has developed 2 main lines of therapeutic proteins:

-

Cytokines that no longer have exclusive patent protection such as interferon’s alpha, G-CSF, erythropoietin (EPO) and interleukins used in various clinical indications (cancers, multiple sclerosis, hepatitis, chronic renal failure).

-

Vaccines, for instance in the treatment of HIV infected patients

As indicated earlier, all the research and development procedures are to be done in collaboration with the partners that Viropro has established its strategic alliances. The next 12 months priority will be given to the further development of these alliances, establishing the optimal product line, methods of manufacturing, distribution, and signing joint venture partnerships in the targeted markets.

Negotiations with several prominent firms in Brazil and Tunisia are fairly advanced and the Company expects to sign agreements within the next 3 months to begin market activities in these countries.

The Company anticipates implementing a business model based on the following long-term recurrent revenue streams with several Brazilian entities.

•

Fees for the development of bioprocesses in Canada, i.e. set-up of industrial production and purification (1 m USD), for licensing bioprocesses and mammalian expression systems (about 800 k USD) and for technology transfer (600 k USD).

•

Royalties (between 5-10% of sales).

The Company has adequate funds to conclude these agreements in Brazil and Tunisia, and establish the needed infrastructure to maintain these relationships.

Risk Factors

An investment in Viropro, Inc. common shares involves a high degree of risk including, but not necessarily limited to, the risks described below.

1.

New Business.  The Company is now undertaking a new business direction and faces all the risks, uncertainties, and problems associated with every start-up enterprise, including but not limited to, finding the necessary funding, skilled personnel, and developing its infrastructure.

2.

Competition.  The Company faces intense competition from other private, public, state-owned and foreign enterprises already well established in this field and with far more resources, experience and capabilities.  In the event that competition between the Company and these enterprises intensifies, the Company’s profitability and prospects may be significantly affected.

3.

Costly Business.  The development and ultimate marketing of new drugs is an expensive and often time-consuming undertaking. The Company faces substantial risks in under estimating the costs and efforts associated with bringing to market new and untried drugs. Should the Company fail to obtain sufficient financing, the development of the Company as well as the achievement of its objectives may be hindered.

4.

Technology.  The Company is principally engaged in the rapidly growing and developing field of Life Sciences and Biotechnology. New and improved drugs are constantly being discovered and developed. There is no guarantee that the Company will be able to keep abreast of the latest development and stay ahead of its competition. In the event that the Company fails to do so, its competitiveness and profitability may be adversely affected.

5.

Risks Relating to the Foreign Countries.  The Company intends initially to focus its activities on marketing and technology transfers to developing and third world countries where it faces business climates that are unpredictable and often hostile. “Rule of Law”, foreign ownership, patent regulation, business and tax laws, and medical regulation can vary substantially and change quickly, adversely affecting projects and enterprises planned in these countries.

6.

Currency Risks.  Further, by having the major portion of its business in foreign countries, the Company faces all the inherent risks of Foreign Exchange, and convert-ability with regards to the U.S. dollar.  This may also cause the Company to face a more complicated procedure in foreign exchange payment to foreign creditors under the current account items and thus will affect the restrictions on borrowing of international commercial loans, creation of foreign security and borrowing of foreign loans under guarantees in foreign currencies. Potential investors should note that any fluctuations in the exchange rate of RMB could have an adverse effect on the operational and financial conditions of the Company.

7.

Dependence on Key Personnel.  The success of the Company depends in large part upon the continued successful performance of its current officers and directors for the continued research, development, marketing and operation of the Company.  Although the Company has employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if current management and key personnel fail to perform any of their duties for any reason whatsoever, the ability the Company to market, operate and support its systems will be adversely affected.  While the Company is located in areas where the available pool of people is substantial, there is significant competition for qualified personnel.

8.

Regulatory Risks.  The products the Company intends to sell are heavily regulated and there cannot be any assurances that problems will not arise with regards to the safety and deemed viability of any of its bio-technical products.

9.

Market Acceptance.  As with any new product offered to the marketplace, there can not be any assurance that although products have been shown to be viable in a laboratory setting, they will function as well on a mass-produced scale or that they will be accepted by the consuming public. This may result in the loss of a substantial portion of the Company’s product line.

10.

Legal Liability Risks.  All new drugs carry an inherent health risk that may surface only after substantial usage, resulting in potentially ruinous legal action against the Company. Although the Company will endeavor to mitigate these risks through thorough testing and by the purchase of liability insurance, no assurances can be given to eliminate these entirely.

11.

No Review of Offering Materials.   The recent offer and sale of the Company’s shares and convertible debentures have not been registered under the Act, in reliance on exemptions from registration.  As a result, the Agreement has not been reviewed by the Securities and Exchange Commission nor by any state or provincial securities commission and prospective investors do not benefit from any additional disclosure or requirements which might have been imposed by any of such Commissions.

12.

Non-liquidity of the Debentures.  While the common shares of the Company are currently quoted on the NASD OTC Bulletin Board market, the aforementioned debentures currently have no market for their re-sale, and no market for them is anticipated by the Company.

13.

Non-liquidity of the Underlying Shares.  While the underlying common shares of the Company are currently quoted on the NASD OTC Bulletin Board market, the underlying shares of the Units are subject to re-sale restrictions and thus are not liquid and no assurance can be given that the market in the underlying shares will be maintained and be available to the investor at such time that the underlying shares become freely trade-able.

14.

Penny Stock Regulation with Respect to the Underlying Shares.  Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity in the secondary market for a security that becomes subject to the penny stock rules.  The underlying shares are subject to the penny stock rules and investors in this Offering, upon conversion of the Units may find it more difficult to sell their securities.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Viropro, Inc.

We have audited the accompanying balance sheet of Viropro, Inc. (A Development Stage Company) as of November 30, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended November 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. (A Development Stage Company) as of November 30, 2005, and results of its operations and its cash flows for the years ended November 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 28, 2006

Viropro, Inc. (A Development Stage Company)

Consolidated Balance Sheet November 30, 2005

Assets

Current assets:
Cash	$70,466
Other receivables	14,330
Receivable for common stock	25,000
Prepaid expenses	19,486
GST taxes	62,757
Total current assets	192,039

Property and equipment, net	11,867

$203,906

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$310,902
Other payables	21,551
332,453

Stockholders' (deficit):
Common stock, $.001 par value, 20,000,000 shares Authorized, 15,883,069 shares issued and outstanding	15,883
Additional paid in capital	5,620,052
Deferred stock compensation	(45,000)
(Deficit) accumulated during the development stage	(3,681,610)
Accumulated (deficit)	(1,971,555)
(62,230)
Other Comprehensive income:
Foreign currency translation adjustment	(66,317)
Total stockholders’ (deficit)	(128,547)

$203,906

See accompanying notes to consolidated financial statements.

Viropro, Inc. (A Development Stage Company)
Consolidated Statements of Operations

	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2005	2004	2005

Revenues	$ -	$ -	$ -

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative -non cash compensation	1,766,094	1,053,640	2,819,734
General and administrative	747,448	105,903	861,876
	2,513,542	1,159,543	3,681,610

Operating (loss)	(2,513,542)	(1,159,543)	(3,681,610)

Net (loss)	$ (2,513,542)	$ (1,159,543)	$ (3,681,610)

Net (loss)	$ (2,513,542)	$ (1,159,543)	$ (3,681,610)
Comprehensive income:
Foreign currency translation adjustment	(68,795)	2,478	(66,317)
Comprehensive income (loss)	$ (2,582,337)	$ (1,157,065)	$ (3,747,927)

Per share information - basic and fully diluted:

Weighted average shares outstanding	11,825,223	4, 137,522

(Loss) per common share	$ (0.23)	$ (0.28)

See accompanying notes to consolidated financial statements.

Viropro, Inc. (A Development Stage (Company)
Consolidated Statements of Stockholders' (Deficit)
For the years ended November 30, 2004 and 2005 and the Period From Inception (July 1, 2003) to November 30, 2005
						(Deficit)
						Accumulated
			Deferred			During the	Foreign
	Common Stock		Stock	Additional	Accumulated	Development	Currency
	Shares	Amount	Compensation	Paid in Capital	(Deficit)	Stage	Translation	Total

Balance June 30, 2003	4,116,974	$ 4, 117	$ -	$ 1,957,308	$ (1,971,555)	$ -	$ -	$ (10,130)

Shareholders’ direct payments for accounts payable	-	-	-	10,130	-	-	-	10,130
Net (loss)	-	-	-	-	-	(8,525)	-	(8,525)
Balance November 30, 2003	4,116,974	4,117	-	1,967,438	(1,971,555)	(8,525)	-	(8,525)

Common shares issued for cash	250,000	250	-	49,750	-	-	-	50,000
Common stock subscriptions	-	-	-	1,190,140	-	-	-	1,190,140
Net (loss)	-	-	-	-	-	(1,159,543)	-	(1,159,543)
Foreign currency translation	-	-	-	-	-	-	2,478	2,478
Balance November 30, 2004	4,366,974	4,367	-	3,207,328	(1,971,555)	(1,168,068)	2,478	74,550

Issuance of shares subscribed for at November 30, 2004	3,834,500	3,834	-	(3,834)	-	-	-	-
Common shares issued for cash	1,415,630	1,416	-	289,230	-	-	-	290,646
Common shares issued for services	6,265,965	6,266	-	1,744,828	-	-	-	1,751,094
Common stock subscriptions – cash	-	-	-	297,500	-	-	-	297,500
Common stock subscriptions – services	-	-	(60,000)	60,000	-	-	-	-
Amortization of deferred compensation	-	-	15,000	-	-	-	-	15,000
Common stock subscription receivable	-	-	-	25,000	-	-	-	25,000
Net (loss)	-	-	-	-	-	(2,513,542)	-	(2,513,542)
Foreign currency translation	-	-	-	-	-	-	(68,795)	(68,795)

Balance November 30, 2005	15,883,069	$ 15,883	$ (45,000)	$ 5,620,052	$ (1,971,555)	$( 3,681,610	$ (66,317)	$ (128,547)

See accompanying notes to consolidated financial statements.

Viropro, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2005	2004	2005

Cash flows from operating activities:
Net (loss)	$ (2,513,542)	$ (1,159,543)	$ (3,681,610)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	1,420	-	1,420
Issuance of and subscription for common shares for services	1,766,094	1,053,640	2,819,734
Changes in assets and liabilities:
Prepaid expenses	(15,772)	(3,714)	(19,486)
Sales taxes	(56,812)	(5,944)	(62,756)
Other receivables	(155)	(14,175)	14,330
Account payable and accrued expenses	307,059	(4,681)	282,241
Loans payable	21,551	-	21,551
Net cash (used in) operating activities	(490,159)	(134,417)	(624,576)

Cash flows from investing activities:
Acquisition of property and equipment	(13,287)	-	(13,287)
Net cash (used in) investing activities	(13,287)	-	(13,287)

Cash flows from financing activities:
Issuance of common shares for cash	290,646	50,000	340,646
Common stock subscriptions for cash	297,500	136,500	434,000
Net cash provided by financing activities	588,146	186,500	774,646

Net change in cash	84,700	52,083	136,783
Effect of changes is exchange rate	(68,795)	2,478	(66,317)

Beginning - cash balance	54,561	-	-

Ending - cash balance	$ 70,466	$ 54,561	$ 70,466

Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

Non cash investing and financing activities :
Receivable for common stock	$ 25,000	$ -	$ 25,000

See accompanying notes to consolidated financial statements.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

Note 1: Organizations and Basis of Presentation

Viropro, Inc. (fka Food Concepts, Inc.) (The Company) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003 the Company changed its year-end to November 30 and became a development stage company. The Company is currently attempting to commence operations in the biopharmaceutical field.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed. Depreciation is computed using the straight line method over the estimated useful lives of 3 to 5 years.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement  activity in which the timing and/or method of settlement are conditional  on a future event that may or may not be within the control of the entity.  FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

 In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections.  This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions,  and it changes the  requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods'  financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

Note 2: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the year ended November 30, 2005, the Company incurred a net loss of $2,513,542 and the Company incurred a net loss of $1,159,543 for the year ended November 30, 2004. In addition, the Company has no revenue generating operations.

The Company’s ability to continue, as a going concern is contingent upon its ability to secure additional financing, increases ownership equity and attains profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations. The Company is aggressively pursuing strategic alliances, which will bring cash infusion, restructuring and a forward-looking business plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3: Income Taxes

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

Income tax provision at the federal statutory rate

  34%

Effect of operating losses

(34)%

    0%

====

As of November 30, 2005, the Company has a net operating loss carry forward of approximately $2,100,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2025. The deferred tax asset of approximately $700,000 relating to the operating loss carry forward has been fully reserved at November 30, 2005.The increase in the valuation allowance related to the deferred tax asset was approximately $250,000 during 2005.  The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

Note 4:  Related Party Transactions

During the years ended November 30, 2004 and 2005, the Company loaned an aggregate of $14,330 to an affiliated entity which balance is outstanding at November 30, 2005.

Note 5: Stockholders’ (Deficit)

At November 30, 2005, the Company had 20,000,000 authorized shares of common stock with a par value of $.001. Each share entitles the holder to one vote.

During the five month period ended November 30, 2003, the Company implemented a 1 to 12.14 reverse stock split. All share and per share amounts have been restated to effect this split.

During November 2004, the Company issued 250,000 common shares pursuant to the exemption contained in Regulation S for cash aggregating $50,000.

During December 2004, the Company filed a Registration Statement under Rule S-8 and issued 1,000,000 common shares for services rendered during the year ended November 30, 2004. The fair value of these shares of $305,000 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

During December 2004, the Company issued 682,500 common shares pursuant to the exemption contained in Regulation S for cash received prior to November 30, 2004, aggregating $136,500. In conjunction with this offering the Company issued 1,457,500 warrants to purchase common shares at $.25 per share. The warrants expire in December, 2006.

During February 2005, the Company issued 2,152,000 common shares for services performed during the year ended November 30, 2004. The fair value of these shares of $748,640 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

During February 2005, the Company issued 493,200 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $105,660. In conjunction with this offering the Company issued 741,400 warrants to purchase common shares at $.25 per share and 50,000 warrants to purchase common shares at $.35 per share. The warrants expire in February, 2007.

During February 2005, the Company issued 685,000 common shares for services performed. The shares were valued at their fair market value of $287,700 which was charged to operations during the year.

During March 2005 the Company issued 850,000 shares of common stock pursuant to a Form S-8 Registration Statement for services provided. These shares were valued at their fair market value of $405,150 which was charged to operations during the year.

During the period from February to May 2005 the Company issued 922,430 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $184,986. In conjunction with this offering the Company issued 543,930 warrants to purchase common shares at $.25 per share. The warrants expire from February to May 2007.

During June 2005 the Company issued 1,245,000 common shares for services performed. The shares were valued at their fair market value of $361,050 which was charged to operations during the year.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

During September 2005 the Company issued 3,485,965 common shares for services performed. The shares were valued at their fair market value of $697,194 which was charged to operations during the year.

During the period from September through November 2005 the Company agreed to issue an aggregate of 1,487,500 common shares pursuant to the exemption contained in Regulation S for cash received of $297,500 and 125,000 common shares for a receivable of $25,000 which was paid in March 2006. In conjunction with this offering the Company issued 1,597,500 warrants to purchase common shares at $.25 per share. The warrants expire from September to December 2007. In addition the Company agreed to issue 300,000 common shares for services performed and to be performed which were valued at their fair market value of $60,000. Through November 30, 2005, the Company has charged $15,000 to operations related to this issuance.

Note 6: Commitments

During the periods covered by these financial statements the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the “safe harbor” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances, however if it were determined that the Company did not comply with these provisions this could have a material impact on the Company’s financial position and results of operations.

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

In April 2005, Viropro Pharma Inc. announced the creation of a strategic joint venture with ProteoCell Biotechnologies Inc., a Montreal-based company specializing in the scale-up of production processes of recombinant proteins. Although Viropro Pharma completed its initial payment of CDN $50,000 and was obligated for six (6) monthly payments of CDN $50,000, to be paid semi-monthly, default of delivery on the part of ProtoCell resulted in the termination of this joint venture.

The Company relocated its principal executive offices to Montreal, Quebec, Canada where it occupies approximately 2400 square feet of office space on a 3-year lease which expires during October 2008, with a monthly rental cost of $1,720.

In addition the Company rents laboratory facilities in Montreal occupying approximately 1400 square feet under a one-year renewable lease expiring October, 2006. The facilities cost the Company $2,666 per month.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidate Financial Statements

November 30, 2005

Future minimum rentals pursuant to the above agreements are as follows:

2006: $20,640

2007: $20,640

2008: $17,200

Rent expense was $$39,150 during 2005.

Note 7.  Subsequent Events.

During February 2006 the shareholders voted to increase the authorized capital to 45,000,000 common shares.

Commencing March 1, 2006, the Company commenced an offering of convertible debentures. The offering consisted of a minimum of 700 and a maximum of 1300 debentures at a price of $1,000 per debenture. The debentures are convertible into common shares at $.20 per share through March 1, 2009, and bear interest at 6% per annum. In conjunction with the sale of each $1,000 debentures the Company will issue 5,000 warrants to purchase common shares at $.25 per share expiring on March 1, 2009.  Through March 28, 2006, an aggregate of $399,500 had been received, which the Company agreed to hold in escrow until the minimum number of debentures had been subscribed for. The offering expires 105 days from its commencement unless extended for an additional 120 days by the Company. It the minimum number of debentures is not sold the Company will return the proceeds to the investors.

In January 2006, the Company incorporated a new subsidiary Viropro, International Inc., under the Canada Corporations Act. The function of this entity is to handle all international sales and marketing. To date the Company has been inactive.

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

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Mr. Jean-Marie Dupuy, director, and President of the Company is also chairman and sole member of the Company’s Audit Committee and has experience in reviewing and understanding financial statements.

Item 8B.  Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME                                     AGE             POSITION             LENGTH OF SERVICE

----------------------------------   --------          -----------------          ------------------------------

Jean-Marie Dupuy                     68                  Director               From November 19, 2005

Richard Sew Iam Lee                48                  Director               Since October 31, 2003

Prosper Azoulay                        53                  Director               From November 19, 2005

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                               AGE            POSITION                     LENGTH OF SERVICE

------------------------------   --------         --------------------------     ---------------------------------

Jean-Marie Dupuy                68             President                         From 09/20/05 to date

                                                               Secretary/Treasurer

RICHARD SEW IAM LEE, Director and Former President

Mr. Lee is an international investor involved in technology and real estate ventures primarily in Asia as well as the United States. He has extensive experience in these fields. He became a shareholder, director and sole officer in October 2003 with the view to seek potential businesses and possible acquisitions for the Company. Mr. Lee is not an officer or Director of any other US Corporation, and has not been for the past five years.

JEAN-MARIE DUPUY, Director, President and CEO

Prior to joining Viropro as President and CEO, Dr. Dupuy was a consultant to several pharmaceutical and biotech companies for project development, scientific advice, pre-clinical and clinical research, clinical trial implementation, and regulatory agency assistance. From 1998 -2002, he was Vice President in charge of Medical and Regulatory Affairs at Immuno-designed Molecules and before 1998, Project Director, Immunology/Oncology Programs at Wyeth Ayerst (1994 -98) and Medical Director at Pasteur Merieux Connaught (1986 -94).

Prior to joining the pharmaceutical industry, Dr. Dupuy held several academic positions in France and Canada. In Canada, he was Director of clinical immunology, Montreal Children's Hospital and Director of the Immunology Research Center, Armand Frappier Institute, Montreal, Canada (1978 -86).

In France, Dr. Dupuy was Deputy Director of the Department of Pediatric Liver Diseases, Bicêtre Children Hospital, Paris and head of the Immunology and Virology Research Centre (1970-78) at INSERM.

Dr Dupuy has conducted intensive clinical & research activities in Paediatrics, Immunology, Virology and Vaccines. He received his post-doctoral training in Minneapolis (USA). Dr. Dupuy is the author or co-author of more than 240 original scientific and medical articles, communications and books.

MR. PROSPER AZOULAY,  Director.

Mr. Azoulay is an entrepreneur with more than 25 years of experience in commercialization and marketing consumer product lines throughout North America. He has also been effective in the launching of retail stores, specifically, the One Price Cleaner chain, and in the development of franchising concepts, selling over 16 franchises during one year.

(B) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

Apart from the President, the company has no employees.

(C) FAMILY RELATIONSHIPS

None.

(D) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

So far as the Company is aware, no Director or Executive Officer, has been involved in any material legal proceedings during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

All officers and directors of the Company filed as required under Section 16(a) of the Securities Exchange Act of 1934, as amended. Mr. Lee did not file one Form 4 on a timely basis. As well, Mr. Dupuy and Mr. Azoulay were delayed in their filing of their requisite Form 3 and Form 4, for the fiscal year ending November 30, 2005.

CODE OF ETHICS

The Code of Ethics of the Corporation is attached as Exhibit 14.

Item 10.  Executive Compensation

Except as described below, the Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal years ended November 30, 2005. For the year ending November 30, 2004, Richard Lee was awarded 200,000 common shares of the Corporation for his services. These shares were valued at $60,000.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

SUMMARY COMPENSATION TABLE

Name and

Long-term

Principal Position

Year

Salary

Bonus

Compensation

_______________________________________________________________________________

Jean-Marie Dupuy

2005

 $  0

 none

none

President & CEO

Our President's salary is currently set at CDN $144,000 per year (approximately US$10,300 per month).

During the year ended November 30, 2005, we issued him 110,000 shares of our common stock as consideration for services rendered to the Company prior to his election to the Board and appointment as President.

Mr. Prosper Azoulay, director, has been engaged as a consultant to the Company under a two-year contract that commenced January 2005. His fee for services rendered is $6,450 per month.  During the year ended November 30, 2005, he received 350,000 shares of the Company as a bonus.

(c) Options/SAR Grants Table

         None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

         None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

         None.

(f) Compensation of Directors

         Directors receive no compensation for the work as directors.

(g) Employment Contracts and Termination of Employment, and Change-in-Control

Arrangements

         None.

(h) Report on Re-pricings of Options/SARs

         None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2005, the number and percentage of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Richard Lee

   695,015 (1)

 3.9

Jean-Marie Dupuy

   110,000

 0.6

Prosper Azoulay

   350,000

 2.0

Trivor Group

   3,000,000

 16.9

All Officers and Directors

As a Group (3 persons)

   1,155,015

  6.5

-------------------------------------------------------------

(1) Included indirectly, through Sunev Investments Limited, 345,015 Shares

Item 12. Certain Relationships and Related Transactions

No disclosure necessary.

Item 13. Exhibits

The following exhibits are filed herewith:

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1

Section 1350 Certification.

Exhibit 32.2

Section 1350 Certification

Item 14.  Principal Accountant Fees and Services

 (a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of quarterly financial statements will total $30,900 for the year ended November 30, 2005 and were $21,880 for the year ended November 30, 2004.

(b) Audit-Related Fees

During fiscal 2005 and 2004 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

Our principal accountant does not assist with the preparation or review of our annual tax filings.

(d) All Other Fees

During fiscal 2005 or 2004 we did not incur any other fees.

(e) Audit Committee Pre-approval Policy.  The Board of Directors, acting as the audit committee, annually approves the principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Jean-Marie Dupuy

_______________________________

Jean-Marie Dupuy, Director and President

(Chief executive officer and acting Chief Financial Officer)

Dated: April 3, 2006

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350