Form 10QSB
period 2006-02-28
VIROPRO INC
filed 2006-04-20
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2006, the number of the Company's shares of par value $.001 common stock outstanding was 22,545,569.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited as of February 28, 2006)

4

Consolidated Statements of Operations (unaudited three months ended February 28, 2006 and 2005)

5

Consolidated Statements of Cash Flows (unaudited three months ended February 28, 2006 and 2005)

6

Notes to Consolidated Financial Statements (unaudited as at February 28, 2006)

7

Item 2 – Management Discussion and Analysis and Results of Operations

10

Item 3 – Evaluation of Disclosure Controls and Procedures

14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

15

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3 - Defaults Upon Senior Securities

15

Item 4 - Submission of Matters to a Vote of Security Holders

15

Item 5 - Other Information

15

Item 6 - Exhibits

15

SIGNATURE

16

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2005.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the quarter ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ended November 30, 2006.

Viropro, Inc.
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited)
February 28, 2006

ASSETS

Current Assets
Cash, restricted	$ 111,000
Other receivables	14,712
Receivable for common stock	74,000
Prepaid expenses	31,307
GST taxes	77,594
Total current assets	308,613

Property and Equipment, net	15,231
$ 323,844

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Bank overdraft	$ 10,961
Accounts payable and accrued expenses	335,869
Other payables	24,326
Deferred revenues	32,332
Total current liabilities	403,488

Convertible debentures	135,000

Stockholders' (Deficit)
Common stock, $.001 par value, 45,000,000 shares	17,746
authorized, 17,745,569 shares issued and outstanding
Additional paid in capital	5,733,188
Deferred stock compensation	(30,000)
(Deficit) accumulated during the development stage	(3,897,722)
Accumulated (deficit)	(1,971,555)
Other Comprehensive income:	148,343
Foreign currency translation adjustment	(66,301)
(214,644)
$ 332,844

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Inception
			(July 1, 2003)
	February 28,	February 28,	to February 28,
	2006	2005	2006

Revenues	$ -	$ -	$ -

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
Consulting fees - Non cash stock compensation	15,000	598,050	2,834,734
Selling, general and administrative expenses	201,112	157,970	1,062,988
	216,112	756,020	3,897,722

Net (loss)	(216,112)	(756 020)	3,897,722

Comprehensive income:
Foreign currency translation adjustment	15	5 041	(66,301)
Comprehensive income (loss)	$ (216,097)	$ (761,061)	$ (3,964,023)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic and diluted	15,964,736	8,734,363

(Loss) per common share - basic and diluted	$ (0.01)	$ (0.09)

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Inception
	Three Months	Three Months	(July 1, 2003)
	February 28,	February 28,	to February 28,
	2006	2005	2006

Net cash (used in) operating activities	$ (182,310)	$ (225,730)	$ (873,203)

Cash flows from investing activities:
Acquisition of property and equipment	(4,117)	(3,417)	(17,404)
Net cash (used in) investing activities	(4,117)	(3,417)	(17,404)

Cash flows from financing activities:
Bank overdraft	10,961	-	10,961
Issuance of and subscriptions for common shares for cash	105,000	181,360	879,646
Issuance of debentures for cash	111,000	-	111,000
Net cash provided by financing activities	226,961	181,360	1,001,607

Net increase (decrease) in cash	40,534	(47,787)	111,000

Beginning - cash balance	70,466	54,561	-

Ending - cash balance	$ 111,000	$ 6,774	$ 111,000

See accompanying notes to financial statements

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2006

(UNAUDITED)

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

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes thereto included in Viropro Inc.’s Form 10-KSB for the year ended November 30, 2005, as filed with the Securities and Exchange Commission.

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

Note 2: Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Note 3: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $5,869,277 including a net loss for the quarter ended February 28, 2006, in the amount of $216,112.  In addition, the Company has no revenue generating operations.

The Company’s ability to continue, as a going concern is contingent upon its ability to secure additional financing, to increase ownership equity and to attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2006

(UNAUDITED)

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

Note 4: Stockholders’ (Deficit)

During the three months ended February 28, 2006, the Company issued 300,000 common shares with a fair market value of $60,000 for services provided through November 30, 2005.  The fair value of the shares was charged to operations during the year ended November 30, 2005.

During the three months ended February 28, 2006, the Company issued 1,537,500 common shares for cash amounting to $337,500 which had been received at November 30, 2005.  In addition, during the three months ended February 28, 2006, the Company accepted subscriptions for 650,000 shares of common stock for cash of $105,000.  At February 28, 2006, $29,000 had been received and $74,000 is reflected as a receivable for common stock at February 28, 2006.  This balance was subsequently collected.

During February 2006 the shareholders voted to increase the authorized capital to 45,000,000 common shares at $.001 par value per share.

Note 5: Commitments and Contingencies

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licensees to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights, the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which has been charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition the Company will pay a royalty of 15% of sales of the licensed products.

On February 2, 2005, Viropro announced that it has signed a scientific research agreement with the INRS-Institut Armand-Frappier research centre for the development and continuous improvement of detection tests related to the B19 virus (parvovirus).

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2006

(UNAUDITED)

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

During the periods covered by these financial statements, the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the “safe harbor” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances, however if it were determined that the Company did not comply with these provisions this could have a material impact on the Company’s financial position and results of operations.

Note 7: Subsequent Events

Convertible Debentures

Effective March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture.  The debentures are convertible into common shares at $.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debentures the Company will issue 5,000 warrants to purchase common shares at $.25 per share expiring on March 1, 2009.  Through March 28, 2006, an aggregate of $399,500 had been received, which the Company agreed to hold in escrow until the minimum number of debentures had been subscribed for.  The offering expires 105 days from its commencement unless extended for an additional 120 days by the Company.  It the minimum number of debentures is not sold the Company will return the proceeds to the investors.  As of February 28, 2006, $111,000 as been received and is classified as restricted cash.

Issuance of common stock

Effective April 12, 2006, the Company issued 4,800,000 shares of its common stock out of which 3,500,000 were issued to acquire an exclusive license in all territories in the World, except Japan to market and produce 5 bio-generics products.  The remaining 1,300,000 shares were issued to three business consultants in consideration of business development services to be rendered.  All shares were issued at $0.30 each.

Item 2. Management’s Discussion and Analysis and Plan of Operations

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

Background to the Company’s Products

Starting with the first recombinant pharmaceutical product registered by the FDA (the US food and drug regulatory body) in 1982, the importance of recombinant drugs has continued to increase exponentially and within several years recombinant proteins are expected to represent the majority of all products registered with the FDA. In most developing and third world countries the population has access only to licensed and exclusive products from foreign owned pharmaceutical companies, and at prices so prohibitive, that, in effect, they deny a large part of the population treatment to fight many diseases. Also, most western pharmaceutical companies prefer selling their products rather than transferring their technology. The intellectual property of an increasing number of bio-recombinant products is, or will become, public by 2007. The top 10 recombinant products that will be in the public domain by 2007 were sold recently for more than $15 billion. This is already the case for drugs such as Interferons alpha and beta, G-CSF, GM-CSF, erythropoietin, IL-2 and various monoclonal antibodies for which Viropro is acquiring intellectual property. There is therefore an important niche market in the technology transfer of bio-generic products to developing countries at affordable prices.

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

3.

Production of recombinant proteins for the R&D market;

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

•

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

Results of Operations

Three Months Ended February 28, 2006 and February 28, 2005.

Revenues and Operating Loss

During the three-month periods ended February 28, 2006 and 2005, the Company's had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $216,112 compared to a net loss of $756,020 in the same period of the prior year. The major portion of this difference is attributable to non-recurring expense paid as non-cash compensation to consultants as the Company was seeking new business ventures.

Loss per share fully diluted was $0.01 in 2006 as compared to $0.09 in the corresponding period in 2005.

Operating Expenses

During the three month period ended February 28, 2006, expenses were $201,112, all for administrative, selling, travel and general overhead. Non-cash expenses of $15,000 were incurred for consulting fees. This compared to $756,020 of total expenses in the period ending February 28, 2005. Expenses in the earlier period amounted to $157,970. This increase was due to the acceleration of the implementation of the Company’s business plan. During the prior period, the Company incurred non-cash expenses of $598,050, the difference being attributable to non-recurring expenses paid as non-cash compensation to consultants as the Company was seeking new business ventures.

Material Changes In Financial Condition, Longevity And Capital Resources

As at February 28, 2006, the Company had $111,000 in restricted cash or cash equivalents plus receivables of $14,712 and receivables of $74,000 for stock subscriptions.  While the funds on hand are inadequate to fully implement the Company’s plans over the next 12 months, the Company is actively seeking additional funding.

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

•

Cytokines that no longer have exclusive patent protection such as interferon’s alpha, G-CSF, erythropoietin (EPO) and interleukins used in various clinical indications (cancers, multiple sclerosis, hepatitis, chronic renal failure).

•

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

Item 3. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

VIROPRO, INC.

FORM 10-QSB

February 28, 2006

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

None

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2006, the Company issued 300,000 common shares, for prior services rendered to the Company exempt from registration under Regulation S of the Securities Act of 1933 (the “Act”).

Also, during this period the Company issued 1,537,500 shares of common stock for cash totaling $337,500 exempt from registration under Regulation S of the Act.  In addition, the Company accepted subscriptions for 650,000 shares of common stock for cash of $105,000.

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

At a special meeting of the shareholders of the Company held February 7, 2006, the shareholders voted to increase the authorized common stock to 45 million shares. On February 9, 2006, the Company filed the required Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State.

Item  5.  Other Information.

None

Item  6.  Exhibits

Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dupuy

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Dupuy

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

/s/ Jean-Marie Dupuy

_____________________________________________

Dr. Jean-Marie Dupuy, President & CEO & Acting CFO

Dated:  April 19, 2006

16