Form 10QSB
period 2006-05-31
VIROPRO INC
filed 2006-07-21
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 20, 2006, the number of the Company's shares of par value $.001 common stock outstanding was 29,007,149.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

MAY 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited as of May 31, 2006)

4

Consolidated Statements of Operations (unaudited three and six months ended May 31, 2006)

5

Consolidated Statements of Cash Flows (unaudited six months ended May 31, 2006)

6

Notes to Consolidated Financial Statements (unaudited May 31, 2006)

7

Item 2 – Management Discussion and Analysis and Results of Operations

10

Item 3 – Evaluation of Disclosure Controls and Procedures

15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4. Submission of Matters to a Vote of Security Holders

16

Item 5. Other Information

16

Item 6. Exhibits

16

SIGNATURE

17

VIROPRO, INC.

FORM 10-QSB

MAY 31, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2005.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ended November 30, 2006.

Viropro, Inc. (A Development Stage Company)
Consolidated Balance Sheet (Unaudited)
May 31, 2006

ASSETS

Current Assets
Cash	$ 293,375
Other receivables	15,181
Receivable for common stock	100,000
Prepaid expenses	20,596
GST taxes	90,188
Total current assets	519,340

Property and Equipment, net	16,353
Other Assets
Patent, net	1,015,000

$ 1,550,693

LIABILITIES AND STOCKHOLDERS' (EQUITY)

Current Liabilities
Accounts payable and accrued expenses	$ 327,122
Other payables	25,101
Deferred revenues	7,333
Total Current Liabilities	359,556

Convertible debentures	649,860

Stockholders' Equity
Common stock, $.001 par value, 45,000,000 shares	29,007
authorized, 29,007,149 shares issued and outstanding
Additional paid in capital	8,949,389
Deferred stock compensation	(1,300,750)
(Deficit) accumulated during the development stage	(5,098,591)
Accumulated (deficit)	(1,971,555)
607,500
Other Comprehensive income:
Foreign currency translation adjustment	(66,223)
541,277
$ 1,550,693

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended		Inception (July 1, 2003) to May 31, 2006

	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Revenues	$ -	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Consulting fees - Non cash stock compensation	477,978	147,380	663,123	74, 430	3,482,857
Selling, general and administrative expenses	549,829	241,161	753,858	39, 131	1,615,734
	1,027,807	388,541	1,416,981	1,144,561	5,098,591

Net (loss)	(1,027,807)	(388,541)	(1,416,981)	(1,144,561)	(5,098,591)

Comprehensive income:
Foreign currency translation adjustment	77	3,334	94	(1,707)	(66,223)
Comprehensive income (loss)	($1,027,730)	($385,207)	($1,416,887)	($1,146,268)	($5,164,814)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic and diluted	21,678,148	10,229,674	17,932,136	9,494,410

(Loss) per common share - basic and diluted	($0.05)	($0.04)	($0.06)	($0.12)

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months	Inception (July 1, 2003) to May 31, 2006
	May 31,	May 31,
	2006	2005

Net cash (used in) operating activities	($718,770)	($343,589)	($1,343,346)

Cash flows from investing activities:
Acquisition of property and equipment	(6,769)	(3,417)	(20,056)
Net cash (used in) investing activities	(6,769)	(3,417)	(20,056)

Cash flows from financing activities:
Bank overdraft	-	1,799	-
Issuance of and subscriptions for common shares for cash	298,588	290,646	1,073,234
Issuance of debentures for cash	649,860	-	649,860
Net cash provided by financing activities	948,448	292,445	1,723,094

Net increase (decrease) in cash	222,909	(54,561)	359,692
Effect of changes in exchange rate			(66,317)

Cash, beginning of period	70,466	54,561	-

Cash, end of period	$293,375	$ -	$293,375

See accompanying notes to financial statements

Viropro, Inc.

( A Development Stage Company)

Notes to Financial Statements (unaudited)

May 31, 2006

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

Note 2: Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Note 3: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The accumulated deficit and deficit accumulated during the development stage is $7,070,146 including a net loss for the quarter ended May 31, 2006 of $1,027,807.  In addition, the Company has no revenue generating operations.

The Company’s ability to continue, as a going concern, is contingent upon its ability to secure additional financing, to increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

Viropro, Inc.

( A Development Stage Company)

Notes to Financial Statements

May 31, 2006

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

Note 4: Stockholders’ Equity

During the six months ended May 31, 2006, the Company issued 5,843,638 common shares with a fair market value of $1,918,873 for consultancy services.  $663,123 of the fair value of the shares was charged to operations during the six months ended May 31, 2006.  The remainder will be expensed over future periods as the consultancy services are received.  The Company also issued 3,500,000 common shares with a fair market value of $1,050,000 for the acquisition of a patent, which is being amortized over a ten year period.

During the six months ended May 31, 2006, the Company issued 2,980,442 common shares for cash amounting to $298,588 which had been received at May 31, 2006.  In addition, the Company accepted subscriptions for 500,000 shares of common stock for cash of $100,000, recorded as a receivable for common stock.

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

During January, 2006, the Company’s Board of Directors authorized the issuance of 2,700,000 shares to ensure that certain key consultants and employees will remain with the company until the patented technologies acquired above are successfully commercialized.

Viropro, Inc.

( A Development Stage Company)

Notes to Financial Statements

May 31, 2006

Note 6: Convertible Debentures

Effective March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture.  The debentures are convertible into common shares at $0.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company will issue 5,000 warrants to purchase common shares at $0.25 per share expiring on March 1, 2009.  Through May 31, 2006, an aggregate of $649,860 had been received in cash.  The offering expires 105 days from its commencement unless extended for an additional 120 days by the Company.  If the minimum number of debentures is not sold, the Company will return the proceeds to the investors.  As of June 23, 2006, the entire subscription of $1,310,000 of convertible debentures has been sold.

Note 7: Subsequent Events

Memorandum of Understanding (MOU) with Bio Challenge S.A.

On June 15, 2006, the Company announced the signing of a Memorandum of Understanding (MOU) with Bio Challenge S.A.. a privately-held pharmaceutical company operating in Tunis.  This binding MOU aims at working jointly at the development and the production of several therapeutic proteins.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer costs and royalties varying from 5% to 10% of net sales, depending on the annual total volume.  Territories attributed to Bio Challenge S.A. to market these products include Africa, Middle-East, Indonesia, Pakistan and the European Community.

Stock Option Plan

On June 27, 2006, the Company filed the Fiscal 2006 Nonstatutory Stock Option Plan.  The purpose of this plan is to provide deferred stock incentives to certain key executives, directors, employees, and consultants who contribute to the long-term performance and growth of the Company.  The maximum aggregate number of shares of Stock that may be issued under the Plan shall be two million five hundred thousand (2,500,000) and shall consist of authorized but unissued or reacquired shares of Stock or any combination thereof.

Legal Dispute

At this time, the Company is involved in a legal dispute in which a shareholder, holding 177,500 shares, claims the Company is purposefully not removing his trading restrictions.  The company has appeared and answered the allegations of the lawsuit, denies liability, and intends to vigorously defend itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro. The majority of these shares are owned or controlled by the previous managers of Viropro.

Item 2.  Management’s Discussion and Analysis and Results of Operations

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

Overview

The aim of Viropro is to develop 2 major lines of products:

1) Bio-generic/bio-therapeutic products: The main objective, on the short term, is to build a major role in the technology transfer of various biotechnological products to pharmaceutical companies in emerging countries and to assist in the full development of recombinant products for new clinical applications.  In addition to its own internal expertise, the achievement of the Company’s goals is supported by alliances with major partners in Biotechnology.  The technology transfer of bio-generic products will bring immediate revenues and revolving royalties.

2) Therapeutic vaccines: Development and marketing of therapeutic vaccines against cancer or chronic infections such as AIDS.  In order to fulfil this goal, Viropro has incorporated Theravax Inc, a wholly owned Canadian subsidiary, which is currently inactive.

Background to the Company’s Products

I. Technology transfer of bio-therapeutics:

Starting with the first recombinant pharmaceutical product registered by the FDA (the US food and drug regulatory body) in 1982, the importance of recombinant drugs has continued to increase exponentially and within several years recombinant proteins are expected to represent the majority of all products registered with the FDA.  In most developing and third world countries the population has access only to licensed and exclusive products from foreign owned pharmaceutical companies, and at prices so prohibitive, that, in effect, deny a large part of the population treatment to fight many diseases.  Also, most western pharmaceutical companies prefer selling their products rather than transferring their technology.  The intellectual property of an increasing number of bio-recombinant products is, or will become, public by 2007.  The top 10 recombinant products that will be in the public domain by 2007 were sold recently for more than $15 billion.  This is already the case for drugs such as Interferon alpha and beta (INF alpha and INF beta) G-CSF, GM-CSF, erythropoietin (EPO), interleukin 2 (IL-2) and various monoclonal antibodies for which Viropro is acquiring Intellectual Property.  There is therefore an important niche market in the technology transfer of bio-generic products to developing countries, at affordable prices.

Viropro now holds a versatile technology platform with an exclusive license portfolio.  This is a result of a strong partnership with Immuno Japan Inc through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed with the Biotechnology Research Institute in Montreal (BRI) which is part of the National Research Council of Canada’s, for scale-up of process development.  This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up.  With this agreement, the Company has an advantageous R&D leverage that minimizes its R&D expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies.  Viropro concluded agreements with Parteurop, a French consulting company, as well as with world-known universities and research institutes in France and in Canada.  Other significant partnerships concern GMP production and Drug Master File development.

Viropro’s current four main areas of activities are:

1.

The development and technology transfer of bio-generics/bio-therapeutics through partnering with pharmaceutical companies in various countries;

2.

The process development of novel bio-pharmaceutical products or generic bio-products with novel clinical indications developed by partnering companies through product registration;

3.

The production of recombinant proteins for the R&D market;

4.

The consulting activities regarding bio-pharmaceutical product development strategies, clinical development and training.

The Company plans to maintain low administrative and overhead costs that will ensure the funds are available for the development and the commercialization activities, then maximizing shareholders value.  Research and Development work will be subcontracted to BRI, to university laboratories for experimental studies or to specialized companies for GMP manufacturing, toxicology and clinical studies.  Selecting the appropriate partnering organizations for the required expertise will minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.

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

Thus far, Viropro has focused on the development of  one main line of therapeutic proteins: Cytokines that no longer have exclusive patent protection such as INF alpha, G-CSF, EPO and IL-2 used in various clinical indications (cancers, multiple sclerosis, hepatitis, chronic renal failure).

All the research and development procedures, from the build-up of biological systems to the industrial production on a large-scale, are done in close collaboration with key partners with whom Viropro has established strategic alliances:

1.

The main partner, Immuno Japan Inc (IJI), is specialized in the production of various monoclonal antibodies, immuno-diagnostic reagents and high yield producing biological systems.  IJI possesses a very unique technological platform of bio-products for which Viropro has obtained the exclusive licensing rights.  Through its scientific expertise and support, IJI provides Viropro with mammalian expression systems for the high yield production of therapeutic proteins.

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

3.

Viropro is also in close relationship and has signed a collaboration agreement with the Alimentary and Veterinary Biotechnology Institute (LBVA) of the University of Montreal that can offer a wide range of technical capabilities to adapt Viropro’s technologies to reliable large scale cGMP manufacturing.  This will enable Viropro to meet high quality international standards and carry out all necessary clinical trials required for regulatory approval of safe and active bio-products.

4.

Other negotiations are ongoing with North American companies specialized in providing clients and partners with industrially adapted biological material as well as offering high level services for the optimization of specific steps in the development of bioprocesses.

Viropro believes that market share for locally implemented companies will grow considerably.  Viropro has determined a list of products capable of generating short to mid term profits.  These products are well proven in developed markets but are not yet manufactured at large scale in the emerging markets, where there is an important and growing demand.

IJI granted Viropro exclusive licensing rights to use mammalian expression systems for the industrial production of three bio-therapeutic products, INF alpha, INF beta and G-CSF, used for the treatment of human diseases.  Viropro is also negotiating sub-licensing rights with other biotech companies in order to transfer the manufacturing of other bio-products such as EPO (current international sales above $8 Billion).  These products represent a great opportunity for the company to gain share in the quickly growing biopharmaceutical market.  Viropro targets two different markets to generate a long-term recurrent revenues stream: (i) Brazil and Latin America and (ii) North Africa and the Middle East.

There are 170 million inhabitants in Brazil and 370 million in Latin America.  As a general rule, it has to be underlined that, currently, no more 10% of the population is diagnosed for hepatitis (treated with INF alpha) or for multiple sclerosis (treated with INF beta) and only a small percentage of patients have access to bio-therapeutics for the treatment of chronic diseases.  The market development potential is considerable when one considers that Latin American pharmaceutical companies have the infrastructure required to produce these drugs at industrial scale.

In 2005, the Brazilian market for INF beta (for both generic and patented molecules) was about US$ 65 Million while it was about US$ 5 Million for EPO (the market being mainly composed of generic versions of the drug).  The total Latin American market for these products has been estimated at US$ 200 Million for INF beta and USD 15 Million for EPO.  This represents several million doses per year for the local market that any middle to large scale Brazilian pharmaceutical company could easily produce.

The pharmaceutical companies that Viropro is dealing with not have mastered the technical aspects to produce therapeutic proteins on a large scale, but some of them have participated in the development of similar projects in collaboration with academic institutes or private companies.  Others self imported bio-therapeuticals on the Brazilian market and would like to replace these imported products with their own locally produced products.  Furthermore, these companies possess powerful marketing networks composed of several hundred representatives and maintain close relationships with hospitals and physicians throughout South America.  These characteristics will enable the these companies to rapidly establish a market share targeted to reach 30% of the whole market, three years after commercialization.

The business model as set-up by the Company assures its partners a full technology transfer package (systems, processes and training) for a complete integration of cutting-edge technologies that do not exist yet in this part of the world.  Furthermore, Viropro will provide its expert advice/consultation regarding technical and regulatory requirements, procedures to be implemented and equipment purchase, installation and validation of new manufacturing facilities.  A complete staff composed of fifty people has to be hired for a functional running of their facility.  These new infrastructures will allow the partner to produce various drugs every year (up to six products in the first structure).  The production will be first directed towards ‘’follow-on’’ biologics (biopharmaceutical products that no longer have exclusive patent protection).  However, the product portfolio could be progressively complemented by new patented therapeutic proteins developed by biotech companies and/or prestigious academic institutes.  Viropro aims to play a key role in bridging these partnerships and developing new projects.

Viropro is working to establish itself in North African and Middle Eastern countries.  The most promising bio-therapeutics are G-CSF and EPO.  From about 500 million inhabitants, the potential client population is several hundred thousands of people.  This market represents potential sales of more than $100 million. Viropro is actively negotiating with local pharmaceutical companies to reproduce the same business model developed for Brazil.

II. Therapeutic vaccines:

Aim

Developing and manufacturing autologous dendritic cell-based therapeutic vaccines for treatment of patients with cancer or chronic viral infections such as AIDS or chronic hepatitis.  Therapeutic vaccines are intended to help patients stimulating their own immune system in order to fight the disease

Rationale

In viral infections as well as in cancer, the patient’s own immune system has to be mobilized in order to induce viral eradication and, in cancer, long term protection and prevention of relapses.  If no or impaired immune memory has been induced, cancer relapses or chronic viral infections inevitably occur.  Immune responses are best provided by specialized blood cells (T-lymphocytes).  In order to become efficient within the human body, these cells have to be educated by specialized white blood cells, the dendritic cells.  Dendritic cells are crucial to the immune response. They take up foreign bodies in the blood and present them to other immune cells to trigger powerful immune system responses to destroy the foreign invaders.

In cancer or in chronic viral infections, however, dendritic cells are often paralyzed and cannot assure their proper function.  It was therefore proposed to have them performed outside the body the function they cannot accomplish in vivo.

HIV infection normally turns immune responses off.  Animal studies as well as a phase II clinical trial showed that when dendritic cells are "loaded" with whole ¨killed HIV viruses¨, they can trigger effective immune responses that decrease the viral load and stop the disease progression.

Vaccine preparation

The vaccine is made from a patient's own dendritic cells and HIV isolated from the patient's own blood.  Dendritic cells can be prepared outside the body (ex vivo preparation) in a culture medium mixed with cancer or viral antigens and be re-injected into the patient.

The therapeutic vaccine is therefore an individual vaccine made individually for each patient.  Such a therapeutic vaccine will activate the patient’s specific anti-virus or anti-cancer immune system.  On a regular schedule, patients can then receive injections of therapeutic vaccines in order to maintain a strong immune protection.

Several academic laboratories have recently obtained spectacular clinical results with dendritic cell therapeutic vaccines. Such data have to be confirmed and the transition from clinical research to pharmaceutical protocols has to comply with Good manufacturing Practices (GMP) that will require industrial expertise.

Products

The first product to be developed by Theravax is an HIV therapeutic vaccine to be tested in Canada and in Brazil in patients with chronic HIV infections.  According to previous studies, the HIV therapeutic vaccine should allow a significant number of vaccinated AIDS patients preventing or delaying treatment with anti-HIV tri-therapy, avoiding thus the severe side effects associated with anti-HIV tri-therapy.  The HIV vaccine development will be carried out with the assistance and guidance of world leaders in the field of AIDS.  The HIV therapeutic vaccine is expected to be marketed in 2010.

Using a similar vaccination process, other therapeutic vaccines against hepatitis and against various types of cancer will be later developed.

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

Viropro has developed 2 main lines of therapeutic proteins:

•

Cytokines that no longer have exclusive patent protection such as INF alpha, G-CSF, EPO and IL-2 used in various clinical indications (cancers, multiple sclerosis, hepatitis, chronic renal failure).

•

Vaccines, for instance in the treatment of HIV infected patients

As indicated earlier, all the research and development procedures are to be done in collaboration with the partners that Viropro has established its strategic alliances.  The next 12 months priority will be given to the further development of these alliances, establishing the optimal product line, methods of manufacturing, distribution, signing joint venture partnerships in the targeted markets, and seeking additional funding.

Negotiations with several prominent firms in Brazil and Tunisia are fairly advanced.  A Memorandum of Understanding has been signed with a Tunisia firm, Bio Challenge S.A. on June 15, 2006.  The Company expects to sign additional agreements within the next quarters to begin market activities in these countries.

The Company anticipates implementing a business model based on the following long-term recurrent revenue streams with several Brazilian entities. The Company has adequate funds that would be required short-term to conclude these agreements in Brazil and Tunisia, and to establish the needed infrastructure to maintain these relationships.

Results of Operations

Three Months Ended May 31, 2006 and May 31, 2005.

Revenues and Operating Loss

During the three-months ended May 31, 2006 and 2005, the Company's had no revenues and thus there was no gross profit for either period.  This resulted in the Company incurring net loss of $1,027,807 for the three months ended May 31, 2006 compared to a net loss of $388,541 in the same period of the prior year.  The major portion of this difference is attributable to the acceleration of the implementation of the Company’s business plan and to non-recurring expense paid as non-cash compensation to consultants as the Company was seeking new business ventures.

Loss per share basic and fully diluted was $0.05 in 2006 as compared to $0.04 in the corresponding period in 2005.

Operating Expenses

During the three months ended May 31, 2006, non-cash expenses of $477,978 were incurred compared to $147,380 for the same period last year.  This increase is attributable to non-recurring expenses paid as non-cash compensation to consultants as the Company was seeking new business ventures.  Selling, general and administrative expenses were $549,829 compared to $241,161 in the corresponding period in 2005.  This increase was due to the acceleration of the implementation of the Company’s business plan. This required, amongst other expenses, the hiring of additional employees, consultants, and professional fees for business development resulting in increases of $23,245, $208,902, and $60,428 respectively.

Material Changes In Financial Condition, Longevity And Capital Resources

As at May 31, 2006, the Company had $293,375 in cash or cash equivalents plus receivables of $15,181, receivables of $100,000 for stock subscriptions, and $90,188 for GST.   While the funds on hand are inadequate to fully implement the Company’s plans over the next 12 months, the Company is actively seeking additional funding.

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

VIROPRO, INC.

FORM 10-QSB

May 31, 2006

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At this time, the Company is involved in a legal dispute in the District Court of Nevada (Las Vegas).  The company has appeared and answered the allegations of the lawsuit, denies liability, and intends to vigorously defend itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of improperly issued shares of Viropro.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended May 31, 2006, the Company issued 5,843,638 common shares for services rendered to the Company exempt from registration under Regulation S of the Securities Act of 1933 (the “Act”).

Also, during this period the Company issued 2,980,442 shares of common stock for cash totaling $298,588 exempt from registration under Regulation S of the Act.  In addition, the Company accepted subscriptions for 500,000 shares of common stock for cash of $100,000.

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

Dated: July 19, 2006

17