Form 10QSB/A
period 2006-02-28
VIROPRO INC
filed 2006-09-22
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB/A

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2006, the number of the Company's shares of par value $.001 common stock outstanding was 25,245,569.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB/A

FEBRUARY 28, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited and restated) as of February 28, 2006)

4

Consolidated Statements of Operations (unaudited three months ended February 28, 2006 (restated) and 2005)  5

Consolidated Statements of Cash Flows (unaudited three months ended February 28, 2006 (restated) and 2005)  6

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

FORM 10-QSB/A

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

Viropro, Inc.
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited and Restated)
February 28, 2006

ASSETS
Current Assets
Cash, restricted	$ 111,000
Other receivables	14,712
Receivable for common stock	74,000
Prepaid expenses	31,307
GST taxes	77,594
Total current assets	308,613
Property and Equipment, net	15,231
OtherAssets
Patent, net	1,041,250
$ 1,365,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 10,961
Accounts payable and accrued expenses	335,869
Other payables	24,326
Deferred revenues	32,332
Total current liabilities	403,488
Convertible debentures	135,000

Stockholders' Equity
Common stock, $.001 par value, 45,000,000 shares
authorized, 20,445,569 shares issued and outstanding	20,446
Additional paid in capital	7,908,633
Deferred stock compensation	(988,000)
(Deficit) accumulated during the development stage	(4,076,617)
Accumulated (deficit)	(1,971,555)
Other Comprehensive income:	892,907
Foreign currency translation adjustment	(66,301)
826,606
$ 1,365,094

See accompanying notes to financial statements

Viropro, Inc. (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
			Inception
	Three Months Ended		(July 1, 2003)
	February 28,	February 28,	to February 28,
	2006	2005	2006
	(Restated)		(Restated)

Revenues	$ -	$ -	$ -

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
Consulting fees - Non cash stock compensation	185,145	598,050	3,004,879
Selling, general and administrative expenses	209,862	157,970	1,071,738
	395,007	756,020	4,076,617

Net (loss)	(395,007)	(756 020)	(4,076,617)

Comprehensive income:
Foreign currency translation adjustment	15	5 041	(66,301)
Comprehensive income (loss)	$ (395,022)	$ (761,061)	$ (4,142,918)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic and diluted	15,964,736	8,734,363

(Loss) per common share - basic and diluted	$ (0.02)	$ (0.09)

See accompanying notes to financial statements

Viropro, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			Inception
	Three Months	Three Months	(July 1, 2003)
	February 28,	February 28,	to February 28,
	2006	2005	2006
	(Restated)		(Restated)

Net cash (used in) operating activities	$ (182,310)	$ (225,730)	$ (873,203)

Cash flows from investing activities:
Acquisition of property and equipment	(4,117)	(3,417)	(17,404)
Net cash (used in) investing activities	(4,117)	(3,417)	(17,404)

Cash flows from financing activities:
Bank overdraft	10,961	-	10,961
Issuance of and subscriptions for common shares for cash	105,000	181,360	879,646
Issuance of debentures for cash	111,000	-	111,000
Net cash provided by financing activities	226,961	181,360	1,001,607

Net increase (decrease) in cash	40,534	(47,787)	111,000

Beginning - cash balance	70,466	54,561	-

Ending - cash balance	$ 111,000	$ 6,774	$ 111,000

See accompanying notes to financial statements

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2006

(UNAUDITED and RESTATED)

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $6,048,172 including a net loss for the quarter ended February 28, 2006, in the amount of $395,022.  In addition, the Company has no revenue generating operations.

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

(UNAUDITED and RESTATED))

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

During the three months ended February 28, 2006 the Company signed agreements for the issuance of 4,893,394 shares for services rendered.  The fair value of the shares charged to operations for the three months ended February 28, 2006 was $185,145 while $958,000 was deferred to future periods.  The Company also signed an agreement for the issuance of 3,500,000 shares to Immuno Japan Inc in exchange for a patent.  The fair value of these shares is being amortized over a ten year period..

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

(UNAUDITED and RESTATED)

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

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2006

(UNAUDITED and RESTATED)

Restatement

The board of directors concluded on August 25, 2006 that the previously issued financial statements should no longer be relied upon and it was also discussed at that date with the independent accountants. During the three months ended February 28, 2006 the Company signed agreements for the issuance of 4,893,394 shares for services.  These shares were issued in April, May, and August 2006. The fair value of the shares charged to operations for the three months ended February 28, 2006 was $185,145 while $958,000 was deferred to future periods.  The Company also signed an agreement with Immuno Japan Inc. for the issuance of 3,500,000 shares in exchange for a patent.  These shares were issued in May 2006. The fair value of these shares is being amortized over a ten year period.

The financial statements have been restated as follows;  on the balance sheet, the patent increased by $1,041,250, deferred compensation increased by $958,000 (from $30,000 to $988,000), and common stock and additional paid in capital increased by $2,178,145 (from $5,750,934 to $7,929,079). While the statement of operations had non-cash expenses increase by $170,145 (from $15,000 to $185,145), selling, general, and administrative expenses increased by $8,750 (from $201,112 to $209,862), and loss per share increased from ($0.01) to ($0.02).

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

Results of Operations

Three Months Ended February 28, 2006 and February 28, 2005.

Revenues and Operating Loss

During the three-month periods ended February 28, 2006 and 2005, the Company's had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $395,022 compared to a net loss of $756,020 in the same period of the prior year. The major portion of this difference is attributable to non-recurring expense paid as non-cash compensation to consultants as the Company was seeking new business ventures.

Loss per share fully diluted was $0.02 in 2006 as compared to $0.09 in the corresponding period in 2005.

Operating Expenses

During the three month period ended February 28, 2006, expenses were $209,862, all for administrative, selling, travel and general overhead. Non-cash expenses of $185,145 were incurred for consulting fees. This compared to $756,020 of total expenses in the period ending February 28, 2005. Expenses in the earlier period amounted to $157,970. This increase was due to the acceleration of the implementation of the Company’s business plan. During the prior period, the Company incurred non-cash expenses of $598,050, the difference being attributable to non-recurring expenses paid as non-cash compensation to consultants as the Company was seeking new business ventures.

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

Effect of restatement on internal controls

Management does not believe that the current restatement or how the transactions were  corrected and recorded has an effect on internal controls.

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

Dated:  September 20, 2006

17