Form 10QSB
period 2006-08-31
VIROPRO INC
filed 2006-10-16
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2006, the number of the Company's shares of par value $.001 common stock outstanding was 31,727,066.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

AUGUST 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited as of August 31, 2006)

4

Consolidated Statements of Operations (unaudited three and nine months ended August 31, 2006 and 2005, and for the period from Inception (July 1, 2003) to August 31, 2006)  5

Consolidated Statements of Cash Flows (unaudited nine months ended August 31, 2006 and 2005, and for the period from Inception (July 1, 2003) to August 31, 2006)  6

Notes to Consolidated Financial Statements (unaudited August 31, 2006)

7

Item 2 – Management Discussion and Analysis and Results of Operations

12

Item 3 – Evaluation of Disclosure Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Submission of Matters to a Vote of Security Holders

18

Item 5. Other Information

18

Item 6. Exhibits

18

SIGNATURE

19

VIROPRO, INC.

FORM 10-QSB

AUGUST 31, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2005.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ended November 30, 2006.

Viropro, Inc.
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited – in US$)
As of August 31, 2006

ASSETS

Current assets
Cash	$120,441
Other receivables	53,199
Prepaid expenses	7,478
GST taxes	34,824
Financing costs, net	421,178
Total current assets	637,120

Property and equipment, net	16,313
Other asset
Patent, net	988,750

Total assets	$1,642,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$362,815
Other payables	8,447
Deferred revenue	50,000
Total current liabilities	421,262

Long-term liabilities
Convertible debentures, net of unamortized debt discount of $162,642	500,786

Total Liabilities	$922,048

Stockholders' equity
Common stock, $.001 par value, 45,000,000 shares
authorized, 31,727,066 shares issued and outstanding	31,727
Additional paid in capital	10,737,374
Deferred stock compensation	(1,326,938)
(Deficit) accumulated during the development phase	(8,672,593)
769,570
Other comprehensive income:
Foreign currency translation adjustment	(49,435)
Total stockholders’ equity	720,135
Total liabilities and stockholders’ equity	$1,642,183

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited – in US$)

	Three months ended		Nine months ended		Inception (July 1, 2003) to August 31, 2006

	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005

Revenues	$ -	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Consulting fees - Non cash stock compensation	537,154	1,005,663	1,658,461	1,751,093	4,478,195
Selling, general and administrative expenses	607,109	242,124	1,360,967	641,255	2,222,843
	1,144,263	1,247,787	3,019,428	2,392,348	6,701,038

Net (loss)	(1,144,263)	(1,247,787)	(3,019,428)	(2,392,348)	(6,701,038)

Comprehensive income:
Foreign currency translation adjustment	16,682	(1,766)	16,776	(5,015)	(49,435)
Comprehensive income (loss)	($1,127,581)	($1,249,553)	($3,002,652)	($2,397,363)	($6,750,473)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic and diluted	27,210,469	12,397,104	21,709,166	10,472,608

(Loss) per common share - basic and diluted	($0.04)	($0.10)	($0.14)	($0.23)

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited – in US$)

	Nine Months	Nine Months	Inception (July 1, 2003) to August 31, 2006
	August 31,	August 31,
	2006	2005

Cash flows from operating activities:
Net (loss)	(3,019,428)	(2,397,363)	(6,701,038)
Foreign currency translation adjustment	-	5,074	-
Depreciation and amortization	64,618	385	66,038
Consulting fees - Non-cash stock compensation	1,658,461	1,751,093	4,478,195
Amortization of financing costs	55,097	-	55,097
Amortization of debt discount	24,511	-	24,511
Increase in Other receivables	(38,869)	(33,786)	(24,539)
Decrease in Receivable for common stock	25,000	-	25,000
Decrease in Prepaid expenses	12,008	4,238	(7,478)
Decrease in GST taxes	27,933	-	(34,823)
Increase in Accounts payable and accrued expenses	51,913	306,815	334,154
Decrease in Other payables	(13,104)	22,101	8,447
Increase in Deferred revenue	50,000	-	50,000
Net cash (used in) operating activities	(1,101,860)	(341,443)	($1,726,436)

Cash flows from investing activities:
Acquisition of property and equipment	(7,813)	(3,417)	(21,100)
Net cash (used in) investing activities	(7,813)	(3,417)	(21,100)

Cash flows from financing activities:
Issuance of and subscriptions for common shares for cash	479,338	290,646	1,253,984
Proceeds from issuance of convertible debentures	663,428		663,428
Net cash provided by financing activities	1,142,766	290,646	1,917,412

Net increase (decrease) in cash	33,093	(54,214)	169,876
Effect of changes in exchange rate	16,882	-	(49,435)

Cash, beginning of period	70,466	54,561	-

Cash, end of period	$ 120,441	$ 347	$ 120,441

See accompanying notes to financial statements

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

August 31, 2006

Note 1: Organizations and Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Viropro, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

The Company has experienced significant losses from operations. The accumulated deficit and deficit accumulated during the development stage is $8,672,593 including a net loss for the nine months ended August 31, 2006 of $3,019,428.  In addition, the Company has no revenue generating operations.

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

August 31, 2006

Note 3: Going Concern (continued)

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

Note 4: Stockholders’ Equity

During the nine months ended August 31, 2006, the Company issued 8,983,555 common shares with a fair market value of $2,985,399 for consultancy services.  $1,658,461 of the fair value of the shares was charged to operations during the nine months ended August 31, 2006.  The remainder totaling $1,326,93 8 will be expensed over future periods as the consultancy services are received.  The Company also issued 3,500,000 common shares with a fair market value of $1,050,000 for the acquisition of a patent, which is being amortized over a ten year period.

During the nine months ended August 31, 2006, the Company issued 3,360,442 common shares for cash amounting to $479,338 which had been received at August 31, 2006.  In addition, the Company accepted subscriptions for 135,555 shares of common stock for cash of $122,000.

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

During the nine months ended August 31, 2006, the Company issued 8,983,555 common shares for consultancy services.  Included in that total, during January 2006, the Company’s Board of Directors authorized the issuance of 2,700,000 shares to ensure that certain key consultants and employees will remain with the company until the patented technologies acquired above are successfully commercialized.  The fair market value of $810,000 for these shares is being amortized over a three year period.  For the three and nine months ended August 31, 2006, amortization for these shares was $67,500 and $112,500, respectively.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2006

Note 6: Convertible Debentures

Effective March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture.  The debentures are convertible into common shares at $0.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company will issue 5,000 warrants to purchase common shares at $0.25 per share expiring on March 1, 2009.  Through August 31, 2006, an aggregate of $663,42 8 had been received in cash.  The offering expires 105 days from its commencement unless extended for an additional 120 days by the Company.  If the minimum number of debentures is not sold, the Company will return the proceeds to the investors.  As of June 23, 2006, the entire subscription of $1,310,000 of convertible debentures has been sold.  As of August 31, 2006, $646,572 remains to be collected.

From March 1, 2006 to August 31, 2006, 663.428 units of convertible debentures at a price of $1,000 per unit have been sold.  The Company has determined the debentures to have a beneficial conversion feature totaling $187,153.   The  beneficial  conversion feature has been  recorded as a debt discount which will be amortized on  a  straight  line basis over  the  life  of the loans.  The beneficial conversion feature was valued under the Black-Scholes options pricing model using the following assumptions: a stock price between $0.34 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 224% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,550,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $476,275 which has been reflected as a financing cost and will be amortized on a straight line bases over the live of the loans.  The warrants were valued under the Black-Scholes options pricing model.

Note 7: Other items

Memorandum of Understanding (MOU) with Bio Challenge S.A.

On June 15, 2006, the Company announced the signing of a Memorandum of Understanding (MOU) with Bio Challenge S.A., a privately-held pharmaceutical company operating in Tunisia.  This binding MOU aims at working jointly at the development and the production of several therapeutic proteins.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer costs and royalties varying from 5% to 10% of net sales, depending on the annual total volume.  Territories attributed to Bio Challenge S.A. to market these products include Africa, Middle-East, Indonesia, Pakistan and the European Community.  A deposit of $50,000 for future licensing fees is reflected in Other receivables and Deferred revenue.  It was collected on October 11, 2006.

Stock Option Plan

On June 27, 2006, the Company filed the Fiscal 2006 Nonstatutory Stock Option Plan.  The purpose of this plan is to provide deferred stock incentives to certain key executives, directors, employees, and consultants who contribute to the long-term performance and growth of the Company.  The maximum aggregate number of shares of Stock that may be issued under the Plan shall be two million five hundred thousand (2,500,000) and shall consist of authorized but unissued or reacquired shares of Stock or any combination thereof.  No shares have been issued to date.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2006

Legal Dispute

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The company has appeared and answered the allegations of the lawsuit, denies liability, and intends to vigorously defend itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro. The majority of these shares are owned or controlled by the previous managers of Viropro.

Recently issued accounting pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2006, the FASB issued SFAS No. 157, “Statement of Financial Accounting Standards” (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.)  We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2006

In September 2006, the FASB issued SFAS No. 158, “Statement of Financial Accounting Standards” (“SFAS 158”) which amends SFAS No. 87, 88, 106, and 132(R).  Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year-end.  Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.  We do not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 8: Restatement of Financials

Based upon further review of recent convertible debenture issuances and common shares issued for consultancy services, the Company anticipates restatement of its financial statements for the three and six months ended February 28 and May 31, 2006.  The anticipated overall effect will likely change previously reported net loss and certain accounts within the balance sheet.  The Company is currently evaluating the overall effect of these prior period financials; however, the Company’s management is unable to reasonably ascertain the changes as of the date of this filing.

Item 2.  Management’s Discussion and Analysis and Results of Operations

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIROPRO, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. VIROPRO, INC’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

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

Viropro is focused on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality bio-products.  The business strategy being developed since 2005 is to target emerging, un-served markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide.  The main markets that Viropro has focused on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

Thus far, Viropro has focused on the development of  one main line of therapeutic proteins: Cytokines that no longer have exclusive patent protection such as INF alpha, G-CSF, EPO and IL-2 used in various clinical indications (cancers, multiple sclerosis, hepatitis, and chronic renal failure).

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

There are 170 million inhabitants in Brazil and 370 million in Latin America.  As a general rule, it has to be underlined that, currently, no more than 10% of the population is diagnosed for hepatitis (treated with INF alpha) or for multiple sclerosis (treated with INF beta) and only a small percentage of patients have access to bio-therapeutics for the treatment of chronic diseases.  The market development potential is considerable when one considers that Latin American pharmaceutical companies have the infrastructure required to produce these drugs at industrial scale.

In 2005, the Brazilian market for INF beta (for both generic and patented molecules) was about US$ 65 Million while it was about US$ 5 Million for EPO (the market being mainly composed of generic versions of the drug).  The total Latin American market for these products has been estimated at US$ 200 Million for INF beta and US$ 15 Million for EPO.  This represents several million doses per year for the local market that any middle to large scale Brazilian pharmaceutical company could easily produce.

The pharmaceutical companies that Viropro is dealing with have not mastered the technical aspects to produce therapeutic proteins on a large scale, but some of them have participated in the development of similar projects in collaboration with academic institutes or private companies.  Others self imported bio-therapeuticals on the Brazilian market and would like to replace these imported products with their own locally produced products.  Furthermore, these companies possess powerful marketing networks composed of several hundred representatives and maintain close relationships with hospitals and physicians throughout South America.  These characteristics will enable the these companies to rapidly establish a market share targeted to reach 30% of the whole market, three years after commercialization.

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

Vaccine preparation

The vaccine is made from a patient's own dendritic cells and HIV isolated from the patient's own blood.  Dendritic cells can be prepared outside the body (ex-vivo preparation) in a culture medium mixed with cancer or viral antigens and be re-injected into the patient.

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

Products

The first product to be developed by Theravax is an HIV therapeutic vaccine to be tested in Canada and in Brazil in patients with chronic HIV infections.  According to previous studies, the HIV therapeutic vaccine should allow a significant number of vaccinated AIDS patients preventing or delaying treatment with anti-HIV tri-therapy, thus avoiding the severe side effects associated with anti-HIV tri-therapy.  The HIV vaccine development will be carried out with the assistance and guidance of world leaders in the field of AIDS.  The HIV therapeutic vaccine is expected to be marketed in 2010.

Using a similar vaccination process, other therapeutic vaccines against hepatitis and against various types of cancer will be later developed.

Plan of Operations

As indicated above, the Company will focus on the development and transfer of “in licensing” leading technological processes for the manufacture of high quality bio-products. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential for our chosen product line by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The markets that Viropro has chosen to focus on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

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

Results of Operations

Three Months Ended August 31, 2006 and August 31, 2005.

Revenues and Operating Loss

During the three-months ended August 31, 2006 and the corresponding period for 2005 the Company had no revenue and no gross profit.  This resulted in the Company incurring a net loss of $1,144,263 for the three months ended August 31, 2006 compared to a net loss of $1,247,787 in the same period of the prior year.

Loss per share basic and fully diluted was $0.04 in 2006 as compared to $0.10 in the corresponding period in 2005.

Operating Expenses

During the three months ended August 31, 2006, non-cash expenses of $537,154 were incurred compared to $1,005,663 for the same period last year.  This decrease is attributable to non-recurring expenses paid as non-cash compensation to consultants as the Company retained fewer services for obtaining new business.  Selling, general and administrative expenses were $607,109 compared to $242,124 in the corresponding period in 2005.  This increase was due to the acceleration of the implementation of the Company’s business plan and the recognition of financing costs inherent in the debenture offering. The acceleration of the implementation of the Company’s business plan required, amongst other expenses, the hiring of additional employees, consultants, and professional fees for business development.

Material Changes In Financial Condition, Longevity And Capital Resources

As at August 31, 2006, the Company had $120,441 in cash or cash equivalents plus receivables of $53,199, and $34,824 for GST.   While the funds on hand are inadequate to fully implement the Company’s plans over the next 12 months, the Company is actively seeking additional funding.

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

As of the end of the period covered by this report, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective in timely alerting him to material information required to be included in the Company's periodic SEC filings.  Our management team is diligently developing and implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately.

Changes in Internal Control

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

VIROPRO, INC.

FORM 10-QSB

May 31, 2006

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 16, 2006 the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The company has appeared and answered the allegations of the lawsuit, denies liability, and intends to vigorously defend itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro. The majority of these shares are owned or controlled by the previous managers of Viropro.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended August 31, 2006, the Company issued 8,983,555 common shares for services rendered to the Company exempt from registration under Regulation S of the Securities Act of 1933 (the “Act”).  Included in that amount, the Company issued 3,500,000 common shares with a fair market value of $1,050,000 for the acquisition of a patent, which is being amortized over a ten year period.

Also, during this period the Company issued 3,360,442 shares of common stock for cash totaling $479,338 exempt from registration under Regulation S of the Act.  In addition, the Company accepted subscriptions for 135,555 shares of common stock for cash of $122,000.

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

Dated: October 13, 2006