Form 10KSB
period 2006-11-30
VIROPRO INC
filed 2007-02-28
CIK 703901

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended November 30, 2006.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $ 6,823,450 on January 31, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  32,492,621 of common stock on January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional small business format (check one):  Yes [  ] No [X]

SEC 2337 (11-06)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-KSB

November 30, 2006

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

12

ITEM 3.

LEGAL PROCEEDINGS

12

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND SMALL BUSINESS ISSUER PURCAHSES OF EQUITY SECURITIES

13

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

15

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

37

ITEM 8A.

CONTROLS AND PROCEDURES

37

ITEM 8B.

OTHER INFORMATION

37

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

38

ITEM 10.

EXECUTIVE COMPENSATION

40

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCK HOLDER MATTERS

41

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

41

PART IV

ITEM 13.

EXHIBITS

41

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

42

SIGNATURES

43

INDEX TO EXHIBITS

44

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

In October 2004, the Company authorized the creation of a wholly owned subsidiary, Viropro Canada Inc. to act as a Canadian holding company for its future operating businesses.  In turn, this subsidiary set up wholly owned Canadian subsidiaries named Viropro Pharma Inc. and Viropro International Inc. primarily for business development focused on the marketing and distribution of products and advanced technologies in the lucrative field of Life Sciences. Through these subsidiaries the Company is seeking potential businesses and possible acquisitions.

Following its creation, Viropro Pharma appointed a scientific committee comprised of internationally recognized subject matter experts to provide product and technical guidance as well as support to anticipated technical transfer initiatives.

In November 2004, Viropro announced an agreement with Miralus Canada Inc. and Miralus International Inc. for the global commercialization of the “FREEdHEM” line of specialized medical products for the treatment of hemorrhoids with exclusive marketing rights for Japan, Central America and South America and non-exclusive rights for most of the countries elsewhere in the world including Canada.  FREEdHEM is already available in the United States through retail outlets of large pharmaceutical and food distributors. Miralus was to be paid a commission of 10% of any gross sales that it initiates.  As at the year ending November 30, 2005, the agreement and all contact with Miralus was terminated.

Also in November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the rights to marketing and production of therapeutic proteins in international markets. As compensation for the rights of these products, the Company issued 500,000 shares of common stock in February 2005 and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not as yet occurred. In addition the Company will pay a royalty of 15% of net revenue from sales of the licensed products.

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

Importantly, this research project actively involves two world-recognized scientists, Dr. Max Arella and Dr. Peter Tijssen, both members of l’Institut National de Recherche Scientifique (INRS). These two professors/researchers bring highly-specialized know-how and the scientific expertise necessary to lead the project through development, validation and clinical trials with the objective of vastly improving the detection of the B19 virus and, by extension, other viral diseases in humans.

Parvovirus, or fifth disease, is an infectious illness, caused by the virus B19.  Known generally as a childhood disease, the virus causes an eruptive infection and is contagious through the airways.  It can also affect adults who have a compromised immune system, in certain cases evolving to polyarthropathy syndrome, spontaneous abortion, fetalis hydrops and chronical anemia. This reseach project was ongoing in 2006 and is still underway.

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

In March, 2005, Viropro Pharma Inc. announced the addition of a new line of natural consumer products. This line consists primarily of exclusive natural and homeopathic health products with many of the ingredients or formulations sourced in Europe and Brazil. These products could complement Viropro Pharma’s other biopharmaceutical products and its overall business direction. Development of this product line has been abandoned in spring of 2006 to focus on the core business of the company which is the technology transfer for industrial production of affordable biological therapeutic products whose licenses have expired.

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

In September 2005, Mr. Richard Lee, President and Chairman of the Board of Directors announced the appointment of Dr. Jean-Marie Dupuy, who had been acting as a consultant to the Company, as CEO of both the Company and its wholly owned subsidiary, Viropro Canada Inc.  Dr. Dupuy retains the title of President and CEO of Viropro Pharma Inc. and Viropro International Inc. Dr. Dupuy also accepted the nomination to the Board of Directors on November 19, 2005.  Dr. Dupuy resigned as Director and Officer of Viropro Canada Inc. and Viropro Pharma Inc. in January 2007.

Current Business

The new administration has realigned the current business model to focus on the Company’s expertise; the development of therapeutic proteins.  They have extended partnerships and collaborative agreements to meet such objectives and the Company has not developed the neutraceutical and diagnostic divisions in order to focus on the aforementioned core business.

Viropro is a company operating in the pharmaceutical sector specializing in the sale of technological transfers for biopharmaceutical generic drugs in emerging markets.  Its expertise in cell line and biopharmaceutical manufacturing process development is supported by alliances with major partners in biotechnology. Recently restructured, Viropro is a young company with 1 year of completed activity.

Viropro is not a standard biotech company.  It maintains as its primary focus, generic versions of blockbuster biopharmaceutical drugs (defined as drug with sales of greater than US$ 1 billion per year), involving low risk.  These products are known and have already been FDA approved, and, furthermore, developing manufacturing processes for these drugs is quite well standardized.

Viropro International holds a versatile platform technology with an exclusive license portfolio.  This is due to a strong partnership with Immuno Japan Institute, a company that specializes in target products and early cell line development.  This contract has been extended in January 2006 in terms of products,  technology, and territory.  It includes the use of a proprietary promoter that significantly enhances the yield of biological products.

In order to strengthen and expand Viropro International's manufacturing and development capabilities, a partnership agreement was also signed with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development.  This agreement allows the Company to benefit from the BRI'S outstanding expertise in biological product process development and scale-up.  With this agreement, the Company is granted an exceptional R&D leverage that minimizes its R&D expenditure, which in turn enables a greater focus on development of novel products such as monoclonal antibodies.  On October 26, 2006, Viropro has signed a second agreement with the National Research Council- Biotechnology Research Institute (NRC-BRI) for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained a worldwide exclusive license for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

Viropro International has also concluded an agreement with Laboratory for Food and Veterinary Biotechnology, University of Montreal (LFVB) which is a significant partnership concerning current Good Manufacturing Practices (cGMP) standards and Drug Master File development.

Viropro is targeting markets with unmet medical needs (emerging markets) such as South America, Asia, and Africa with biogeneric products for which patents have expired and others about to expire.  Emerging markets are served by few if no competitors.  The potential market for Viropro services is high with additional growth to come when Western countries open their markets to biogeneric products.

The worldwide biopharmaceutical market was estimated at over US$ 50 billion in 2004 (Biopharma). Biopharmaceuticals are a growing field, the rate of new products being approved has increased steadily, more than doubling from the 1990s through to 2005 (Bioplan 2006 and Nature 2004). A series of key blockbuster products developed in the 1980s and 1990s and selling for over US$ 30 billion are predicted to remain the dominant revenue generators over the coming years (Nature Biotech., 2004). All of Viropro’s targeted biogenerics are among these blockbuster biopharmaceuticals.

Viropro's platform technology allows it to develop manufacturing processes for blockbuster biological products.  Viropro manufacturing processes benefit our clients in that they are less expensive, more efficient and thus allow a lower cost of production.  This provides greater access to medications to a population that would normally not have any.  What differentiates Viropro is its business model, platform technology and intellectual property and rights.  They allow Viropro to stand out as a leader in the technological transfer market.

Viropro’s management structure is very lean.  It has an overall headcount of less than 10 people in its management and scientific team.  The President and CEO, Dr. Jean-Marie Dupuy, has a wealth of experience in the public and large pharmaceutical sector.  The CFO, Gino Di Iorio, C.A., has an extensive background in the management of public companies.  Viropro also has strong operations and business development groups headed by Prosper Azoulay and André Bédard, respectively.  It is Viropro’s intention to keep its management and scientific personnel at a minimal level until operations and positive revenue streams justify expansion of the team.

On November 7, 2006, Viropro signed its first major contract worth US$ 42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge will manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro will receive US$ 42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro holds an initial equity participation of 14% in the project.  This alliance will allow Tunisia to develop a strong biotech and pharmaceutical industry in the healthcare sector by acquiring an industrial platform technology for biological drugs to service markets such as Africa, the Middle East, Indonesia, Pakistan, Turkey and western territories of the European Community (the ¨Territory¨).  Biochallenge will commercialize these biogeneric drugs at a much lower price to more than 700 million people who do not have access to specific biological drugs for the treatment of diseases such as anaemia, multiple sclerosis, neutropenia, chronic hepatitis B and chronic hepatitis C.  Process development will be initiated in the near future by Viropro and its Canadian partners such as the Biotechnology Research Institute and the Laboratory for Food and Veterinary Biotechnology.  Revenues for Biochallenge will arise in 2008 with a pre-marketing of finished products purchased from Contract Manufacturing Organizations (¨CMO,s¨).  Plant construction should start in the fall of 2007 and first revenues coming from that plant would arise at the end of 2009.  Biochallenge will export 98% of its production to other countries in the Territory.  The training of some Biochallenge specialized workers will be done in Canada and in Tunisia by Viropro’s qualified scientists and engineers.  In 2007, this contract alone is expected to generate US$ 1.1 million for Viropro.

Contractual work is also very low risk and will allow Viropro to generate constant revenues and cash flow for its development projects.

Business Model

The business model as set-up by Viropro assures its partners a full technology transfer package (systems, processes and training) for a complete integration of cutting-edge technologies that do not exist yet in that part of the world. Furthermore, the Company will provide its expert advice/consultation regarding technical and regulatory requirements, procedures to be implemented and equipment purchase, installation and validation of new manufacturing facilities. Viropro is focusing on a number of biogenerics (also known as biosimilars, follow-on biologics, and generic biologics) already in the public domain or soon to come off patent.  Our objectives include specific monoclonal antibodies that will be coming off patents as of 2011 such as rituximab (sold under the brand name Rituxan® or MabThera®), with annual sales of US$ 3.2 Billion in 2005 (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).

Through Bipochallenge and other potential partners, Viropro is working to establish itself in North African and Middle Eastern countries. The most promising bio-therapeutics are G-CSF and Erythropoietin. From about 700 million inhabitants, the potential client population is several hundred thousands of people.

Technology and strategic alliances

Viropro now holds a versatile technology platform with an exclusive license portfolio. This is a result of  strong partnerships with the Biotechnology Institute in Montreal and with Immuno Japan Institute through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

Viropro's platform technology allows it to develop manufacturing processes for blockbuster biotech products which are already off patent or for which patent expiry is imminent. The platform also allows the Company to undertake contractual development for biotechnology and biopharmaceutical manufacturing companies, and develop or co-develop new products with partnering companies.

Our strength is in our technological platform, i.e. the intellectual property and know-how and rights that allows us to quickly develop high quality biopharmaceutical manufacturing processes at low cost.  Our technological platform will allow us to develop more efficient manufacturing processes than those of our competitors who most often use technologies dating to the 1980s and 90s.  Additionally, Viropro’s leadership team has a strong international network of contacts, which enables Viropro to acquire and out-license technologies and furthers the development goals of the company.

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous R&D leverage that minimizes its R&D expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro’s collaboration with the BRI is a productive one, and the company enjoys the advantages of the BRI’s infrastructure and expertise, its highly specialized equipment for applied biotech, and a local network of skilled scientists and technicians to complement Viropro’s own.  On October 26, 2006, Viropro signed a second agreement with the National Research Council- Biotechnology Research Institute (NRC-BRI) for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained a worldwide exclusive license for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

Viropro also concluded agreements with Parteurop, a French consulting company, as well as with world-known universities and research institutes in France and in Canada. Other significant partnerships concern GMP production and Drug Master File development.

Industry

The pharmaceutical industry was evaluated at approximately US$ 600 billion in 2006 (Emerging Markets in Asia, Latin America and Eastern Europe Gain Strength, IMS Health, 2006).  Of this, biopharmaceutical products make up approximately 10%, or about US$ 60 billion.  The biopharmaceutical sector is the fastest growing segment and is commonly said to be the future of the pharmaceutical industry.  Revenues of the world’s publicly-traded biotech companies grew 18 percent in 2005, reaching an all-time high.  The U.S. and European biotechnology sectors showed 16% and 17% growth respectively, with the former posting its third consecutive year of strong product approvals and solid financial results (Beyond Borders: The Global Biotechnology Report, Ernst & Young, 2006).

Products, goals and objectives

Therapeutic protein products are the primary reason for the boom in biotech. Products such as erythropoietin, interferons alpha and beta, G-CSF, and factor VII are all showing double-digit sales growth.  At the same time, monoclonal antibodies (a specific class of therapeutic proteins) posted sales of US$ 14.5 billion in 2005, and it is predicted that by 2008 they will account for 32% of all biotech revenue (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).  With a considerable portion of the therapeutic protein sector having recently lost patent protection, or being set to lose it by 2010, there is a major opportunity in the technology transfer of therapeutic proteins throughout the world.

Viropro’s goals and objectives are as follows:

•

To develop and out-license manufacturing processes for biogenerics already in the public domain as soon as patent protection expires for various biopharmaceuticals;

•

To develop new biopharmaceutical products with various partners (conditional to total development cost coverage);

•

Short term goals are to obtain recurring revenue – this will be achieved shortly with the implementation of the first contract in 2007;

•

Growing to 15 product- contracts within 5 years;

Viropro is focused on the development and transfer of «in licensing » leading technological processes for the manufacturing of high quality bio-pharmaceuticals. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The main markets that Viropro has focused on are South America, Northern Africa, and Asia (mainly India).

Administrative overhead

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

Development

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

3.

Viropro is also in close relationship with the Laboratory for Food and Veterinary Biotechnology  (LFVB) of the University of Montreal that can offer a wide range of technical capabilities to adapt Viropro’s technologies to reliable large scale cGMP manufacturing. This will enable Viropro to meet high quality international standards and carry out all necessary clinical trials required for regulatory approval of safe and active bio-products.

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

Employees

Including the President, the Company has four employees.

Recent Events

In January 2006, the Company incorporated a new subsidiary Viropro, International Inc., under the Canada Corporations Act. The function of this entity is to handle all international sales and marketing.

During February 2006, the shareholders voted to increase the authorized capital to 45,000,000 common shares and during October 2006 the shareholders further voted to increase the authorized capital to 100,000,000 common shares.

Effective March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture.  The debentures are convertible into common shares at $0.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company will issue 5,000 warrants to purchase common shares at $0.25 per share expiring on March 1, 2009.  Through November 30, 2006, an aggregate of $713,429 had been received in cash.  The offering expires 105 days from its commencement unless extended for an additional 120 days by the Company.  If the minimum number of debentures is not sold, the Company will return the proceeds to the investors.  As of June 23, 2006, the entire subscription of $1,310,000 of convertible debentures had been sold.  As of November 30, 2006, $596,571 remains to be collected.  Through February 28, 2007, $488,965 was received in cash.

From March 1, 2006 to November 30, 2006, 713.429 units of convertible debentures at a price of $1,000 per unit have been sold.  The Company has determined the debentures to have a beneficial conversion feature totaling $166,011.   The  beneficial  conversion feature has been  recorded as a debt discount which will be amortized on  a  straight  line basis over  the  life  of the loans.  The beneficial conversion feature was valued under the Black-Scholes options pricing model using the following assumptions: a stock price between $0.32 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 224% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,550,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $409,197 which has been reflected as a financing cost and will be amortized on a straight-line basis over the life of the loans.  The warrants were valued under the Black-Scholes options pricing model.

Item 2. Description of Property

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2400 square feet of office space on a 5-year lease, with a monthly rental cost of CDN$2,000 (approximately US$1,720). Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space.

In addition the Company rents laboratory facilities in Montreal occupying approximately 1400 square feet under a one-year renewable lease expiring October, 2007. The facilities cost the Company $3,100 per month (approximately US$ 2,666).

Item 3. Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The company has appeared and answered the allegations of the lawsuit, denies liability, and intends to vigorously defend itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro.

There is a pending litigation concerning Viropro Pharma Inc., a wholly owned subsidiary of Viropro Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma Inc. vigorously contests the claim however does agree that $5,000 CDN is owed.  This amount is properly reflected in consolidated accounts payable at November 30, 2006.

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

In October 2006, shareholders were mailed an Information Statement notifying them of a special meeting of the shareholders to vote on a proposal by the Registrant to increase the authorized common stock to 100 million shares. The meeting was held October 25, 2006 and a majority of the shareholders voted for the proposal. On November 2, 2006, the Company filed the required Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State.

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

HIGH

LOW

QUARTER ENDING

February 28, 2005

$0.49

$0.26

May 31, 2005

$0.34

$0.24

August 31, 2005

$0.38

$0.15

November 30, 2005

$0.42

$0.18

February 28, 2006

$0.42

$0.40

May 31, 2006

$1.26

$1.18

August 31, 2006

$0.74

$0.60

November 30, 2006

$0.87

$0.27

As of November 30, 2006, there were 486 shareholders of record. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

As at November 30, 2005, the Company had 20,000,000 common shares authorized. Subsequent to the year-end, at a special shareholders meeting, the shareholders voted to increase the authorized capital to 45,000,000 common shares.  In October 2006, at a special shareholders meeting, the shareholders voted to increase the authorized share capital to 100 million common shares.

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

During March 2005, the Company issued 850,000 shares of common stock pursuant to a Form S-8 Registration Statement for services provided.

During the period from February to May 2005 the Company issued 922,430 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $184,986. In conjunction with this offering the Company issued 543,930 warrants to purchase common shares at $.25 per share. The warrants expire from February to May 2007.

During June 2005, the Company issued 1,245,000 common shares for services performed.

During September 2005, the Company issued 3,485,965 common shares for services performed.

During the period from September 2005 through November 2005 the Company agreed to issue an aggregate of 1,487,500 common shares pursuant to the exemption contained in Regulation S for cash received of $297,500 and 125,000 common shares for a receivable of $25,000 which was paid in March 2006. In conjunction with this offering the Company issued 1,597,500 warrants to purchase common shares at $.25 per share. The warrants expire from September to December 2007. In addition, the Company agreed to issue 300,000 common shares for services performed.

During the period December 2005 through November 2006 the Company issued an aggregate of 9,108,555 shares for services performed.  In January 2006, the Company issued 3,500,000 shares in exchange for a patent.  During the period December 2005 through November 2006 the Company issued an aggregate of 4,000,997 common shares pursuant to the exemption contained in Regulation S for cash received of $1,024,087.

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

Selected Financial Data

The following selected financial data for the years ending November 30, 2006 and 2005 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

For the Year Ending November 30,

                 2006

                 2005

Net Revenues

-0-

-0-

Total Expenses

$4,435,376

$2,513,542

Income Taxes

-0-

-0-

Comprehensive income loss

($4,410,354)

($2,582,337)

Loss Per Share

($0.18)

($0.23)

Balance Sheet Data:

As at November 30, 2006

Working Capital

$ 25,272

Total Assets

$ 1,562,914

Total Liabilities

$ 1,058,524

Stockholders' Equity

$ 504,390

Working capital is calculated based upon the difference between total current assets and total current liabilities as of November 30, 2006.

Results of Operations

Revenues and Cash Position

During the year ended November 30, 2006 and as in the previous year the Company had no income and as of November 30, 2006, the cash position was $97,388 compared to $70,466 as of November 30, 2005. Despite increased expenses, this increase in cash was due to the Company’s success in continued financings totaling $1,419,017. Cash used in operating activities amounted to $1,355,915 compared to $490,159 in the prior year.

The cash balance as at the year end is inadequate for the Company’s planned business activities, however, subsequent to the year end we received $488,965 (see Note 8) in private debenture financings and we are of the opinion that these amounts will be adequate cash for the next 6 months to further develop our business.

Operating Expenses and Net Loss

Our average monthly (recurring) expenses during the year ended November 30, 2006 approximated US$100,000, and included rent, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance. Sums paid to the officers and directors as compensation expenses for the year ended November 30, 2006 amounted to $125,350 while none were paid for the year ended November 30, 2005.

The largest portion of our expenses was in stock based compensation amounting to $2,574,273. These amounts were paid in stock for various business consultants assisting us in finding financing, investor and public relations and also in our search for new business opportunities for the Company. We believe that the bulk of these charges are non-recurring.

All our cash expenditures in 2006 were for office overhead, travel, fund raising activities, investor relations, legal and accounting.  The large change in our expenses reflects the re-commencement of new business activities.

During the year ending November 30, 2006, the Company incurred an operating loss of $4,435,376 as compared to $2,513,542 for the year ended November 30, 2005. The increase in loss was attributed entirely to our new direction and operations. Loss per share was $0.18 for the year ended November 30, 2006 as compared to $0.23 for the year ended November 30, 2005.

The Company’s principal executive offices are located in Montreal Quebec Canada where it occupies approximately 2400 square feet of office space on a 5-year lease, with a monthly rental cost of CDN$2,000 (approximately US$1,720). Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space. In addition the Company rents laboratory facilities in Montreal occupying approximately 1400 square feet under a one-year renewable lease expiring October 2007. The facilities cost the Company $3,100 per month (approximately US$ 2,666).

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

Monoclonal antibodies such as anti-cd20

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

Negotiations with several prominent firms in Brazil and Tunisia are fairly advanced.  The Company has signed an agreement.  This first contract is in accordance with our model built on recurring sales revenues and short and long term profitability.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer and royalties varying from 5% to 10% of net sales depending on the total volume. Revenues generated from the technology transfer of 4 proteins should reach approximately U.S. $25 million during the 4-year period, to which royalties estimated at U.S. $17 million will be added after year 4 over a 10-year period.

Risk Factors

An investment in Viropro, Inc. common shares involves a high degree of risk including, but not necessarily limited to, the risks described below.

1.

New Business.  The Company began undertaking a new business direction last year and faces all the risks, uncertainties, and problems associated with every start-up enterprise, including but not limited to, finding the necessary funding, skilled personnel, and developing its infrastructure.

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

7.

Dependence on Key Personnel.  The success of the Company depends in large part upon the continued successful performance of its current officers and directors for the continued research, development, marketing and operation of the Company.  Although the Company has employed, and will employ in the future, additional qualified employees as well as retaining consultants having significant experience, if current management and key personnel fail to perform any of their duties for any reason whatsoever, the ability for the Company to market, operate and support its systems will be adversely affected.  While the Company is located in areas where the available pool of people is substantial, there is significant competition for qualified personnel.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Viropro, Inc.

We have audited the accompanying consolidated balance sheet of Viropro, Inc. (A Development Stage Company) as of November 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of Viropro, Inc. as of November 30, 2005.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ended November 30, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. (A Development Stage Company) as of November 30, 2006, and results of its operations and its cash flows for the year ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the accompanying consolidated financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya, Griffith & Company, LLC

Certified Public Accountants

Henderson, Nevada

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Viropro, Inc.

We have audited the accompanying balance sheet of Viropro, Inc. (A Development Stage Company) as of November 30, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. (A Development Stage Company) as of November 30, 2005, and results of its operations and its cash flows for the year ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 28, 2006

Viropro, Inc. (A Development Stage Company)

Consolidated Balance Sheet
	November 30, 2006	November 30, 2005

ASSETS

Current Assets:
Cash	$97,388	$70,466
Other receivables	3,574	14,330
Receivable for common stock	-	25,000
Prepaid expenses	4,116	19,486
GST taxes	22,104	62,757
Financing costs, net	409,197	-
Total current assets	536,379	192,039

Investment in Biochallenge S.A.	51,973	-

Property and equipment, net	17,192	11,867
Other Asset
Patent, net	957,370	-

Total Assets	$1,562,914	$203,906

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$452,954	$310,902
Other payables	8,188	21,551
Deferred revenue	49,965	-
Total Current Liabilities	511,107	332,453

Convertible debentures (net of unamortized debt discount of $166,011)	547,417	-

Total Liabilities	1,058,524	332,453

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000 shares Authorized, 32,492,621 shares issued and outstanding	32,493	15,883
Additional paid in capital	11,105,358	5,620,052
Deferred stock compensation	(503,625)	(45,000)
Accumulated (deficit)	(1,971,555)	(1,971,555)
Accumulated (deficit) during development stage	(8,116,986)	(3,681,610)
	545,685	(62,230)
Other comprehensive income:
Foreign currency translation adjustment	(41,295)	(66,317)
Total Stockholders’ Equity (Deficit)	504,390	(128,547)
Total Liabilities and Stockholders’ Equity	$ 1,562,914	$203,906

See accompanying notes to consolidated financial statements.

Viropro, Inc. (A Development Stage Company)
Consolidated Statements of Operations

	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2006	2005	2006

Revenues	$ -	$ -	$ -

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative -non cash compensation	2,574,273	1,766,094	5,414,272
General and administrative	1,861,103	747,448	2,702,714
	4,435,376	2,513,542	8,116,986

Operating (loss)	(4,435,376)	(2,513,542)	(8,116,986)

Net (loss)	$ (4,435,376)	$ (2,513,542)	$ (8,116,986)

Net (loss)	$ (4,435,376)	$ (2,513,542)	$ (8,116,986)
Comprehensive income:
Foreign currency translation adjustment	25,022	(68,795)	41,295
Comprehensive income (loss)	$ (4,410,354)	$ (2,582,337)	$ (8,158,281)

Per share information - basic and fully diluted:

Weighted average shares outstanding	24,233,121	11,825,223

(Loss) per common share	$ (0.18)	$ (0.23)

See accompanying notes to consolidated financial statements.

Viropro, Inc. (A Development Stage Company)
Consolidated Statements of Stockholders' (Deficit)
For the years ended November 30, 2005 and 2006 and the Period From Inception (July 1, 2003) to November 30, 2006
						Accumulated
						(Deficit)
			Deferred			During the	Foreign
	Common Stock		Stock	Additional	Accumulated	Development	Currency
	Shares	Amount	Compensation	Paid in Capital	(Deficit)	Stage	Translation	Total

Balance June 30, 2003	4,116,974	$ 4,117	$ -	$ 1,957,308	$ (1,971,555)	$ -	$ -	$ (10,130)

Shareholders’ direct payments for accounts payable	-	-	-	10,130	-	-	-	10,130
Net (loss)	-	-	-	-	-	(8,525)	-	(8,525)
Balance November 30, 2003	4,116,974	4,117	-	1,967,438	(1,971,555)	(8,525)	-	(8,525)

Common shares issued for cash	250,000	250	-	49,750	-	-	-	50,000
Common stock subscriptions	-	-	-	1,190,140	-	-	-	1,190,140
Net (loss)	-	-	-	-	-	(1,159,543)	-	(1,159,543)
Foreign currency translation	-	-	-	-	-	-	2,478	2,478
Balance November 30, 2004	4,366,974	4,367	-	3,207,328	(1,971,555)	(1,168,068)	2,478	74,550

Issuance of shares subscribed for at November 30, 2004	3,834,500	3,834	-	(3,834)	-	-	-	-
Common shares issued for cash	1,415,630	1,416	-	289,230	-	-	-	290,646
Common shares issued for services	6,265,965	6,266	-	1,744,828	-	-	-	1,751,094
Common stock subscriptions – cash	-	-	-	297,500	-	-	-	297,500
Common stock subscriptions – services	-	-	(60,000)	60,000	-	-	-	-
Amortization of deferred compensation	-	-	15,000	-	-	-	-	15,000
Common stock subscription receivable	-	-	-	25,000	-	-	-	25,000
Net (loss)	-	-	-	-	-	(2,513,542)	-	(2,513,542)
Foreign currency translation	-	-	-	-	-	-	(68,795)	(68,795)

Balance November 30, 2005	15,883,069	$ 15,883	$ (45,000)	$ 5,620,052	$ (1,971,555)	$(3,681,610)	$ (66,317)	$ (128,547)

See accompanying notes to consolidated financial statements.

Viropro, Inc. (A Development Stage Company)
Consolidated Statements of Stockholders' (Deficit)
For the years ended November 30, 2005 and 2006 and the Period From Inception (July 1, 2003) to November 30, 2006 – Continued
						Accumulated
						(Deficit)
			Deferred			During the	Foreign
	Common Stock		Stock	Additional	Accumulated	Development	Currency
	Shares	Amount	Compensation	Paid in Capital	(Deficit)	Stage	Translation	Total

Balance November 30, 2005	15,883,069	$ 15,883	$ (45,000)	$ 5,620,052	$ (1,971,555)	$(3,681,610)	$ (66,317)	$ (128,547)

Common stock issued for cash	4,000,997	4,001	-	701,587	-	-	-	705,588
Common stock issued for services	9,108,555	9,109	(503,625)	3,023,790	-	-	-	2,529,274
Common stock issued for patent	3,500,000	3,500	-	1,046,500	-	-	-	1,050,000
Amortization of deferred compensation	-	-	45,000	-	-	-	-	45,000
Record debenture financing and debt discount	-	-		713,429	-	-	-	713,429
Net (loss)	-	-	-	-	-	(4,435,376)	-	(4,435,376)
Foreign currency translation	-	-	-	-	-	-	25,022	25,022

Balance November 30, 2006	32,492,621	$ 32,493	$ (503,625)	$ 11,105,358	$ (1,971,555)	$(8,116,986)	$ (41,295)	$ 504,390

See accompanying notes to consolidated financial statements.

Viropro, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2006	2005	2006
Cash flows from operating activities:
Net (loss)	$ (4,435,376)	$ (2,513,542)	$ (8,168,959)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	96,533	1,420	97,953
Issuance of and subscription for common shares for services	2,574,273	1,766,094	5,414,272
Amortization of financing costs	97,621	-	77,357
Amortization of beneficial conversion feature	40,602	-	40,602
Decrease in Other receivables	10,756	(155)	25,086
Decrease in Receivable for common stock	25,000	-	25,000
Decrease in Prepaid expenses	15,370	(15,772)	(4,116)
Decrease in GST taxes	40,653	(56,814)	(22,103)
Increase in Account payable and accrued expenses	142,051	307,059	424,292
Decrease in Other payables	(13,363)	21,551	8,188
Increase in Deferred revenue	49,965	-	49,965
Net cash (used in) operating activities	(1,355,915)	(490,159)	(2,032,465)

Cash flows from investing activities:
Investment in Biochallenge S.A.	(51,973)	-	(51,973)
Acquisition of property and equipment	(9,229)	(13,287)	(22,515)
Net cash (used in) investing activities	(61,202)	(13,287)	(74,488)

Cash flows from financing activities:
Issuance of common shares for cash	705,588	290,646	340,646
Common stock subscriptions for cash	-	297,500	434,000
Proceeds from issuance of convertible debenture	713,429
Net cash provided by financing activities	1,419,017	588,146	774,646

Net change in cash	1,900	84,700	136,783
Effect of changes is exchange rate	25,022	(68,795)	(66,317)

Beginning - cash balance	70,466	54,561	-

Ending - cash balance	$ 97,388	$ 70,466	$ 97,388

Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

Non cash investing and financing activities :
Receivable for common stock	$ -	$ 25,000	$ 25,000
Issuance of 3,500,000 shares of common stock related to acquisition of patent	$ 1,050,000	$ -	$ -

See accompanying notes to consolidated financial statements.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

Note 1: Organization and Basis of Presentation

Viropro, Inc. (formerly known as Food Concepts, Inc.) (The Company) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003 the Company changed its year-end to November 30 and became a development stage company. The Company is currently attempting to commence operations in the biopharmaceutical field.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed. Depreciation is computed using the straight line method over the estimated useful lives of 3 to 5 years.

Property and equipment consists of the following as of November 30, 2006:

Laboratory equipment	$ 4,117
Computer equipment	10,802
Furniture and fixtures	6,175
21,094
Less: accumulated depreciation	(3,902)
Fixed assets, net	$ 17,192

Depreciation expense for the years ended November 30, 2006 and 2005 was $3,902 and $1,420, respectively.

Investment in Biochallenge S.A.

In January 2006, the Company purchased for $51,973 an approximate 15% common stock equity interest in Biochallenge S.A., a Tunisian pharmaceutical firm.  This investment is accounted for under the cost method.

Patent

In January 2006, the Company issued 3,500,000 shares worth $1,050,000 for the purchase of a patent from Immuno Japan Inc.  The patent is valued at the fair market value of the shares on the date of purchase and it is being amortized over 24 months.  The net book value of the patent is $ 957,370 at November 30, 2006.

Accounts Payable

Accounts payable and accrued liabilities consist of the following as of November 30, 2006:

Accounts payable	$ 155,919
Accrued interest	6,848
Accrued payroll taxes	23,790
Other accrued liabilities	266,397
$ 452,954

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

Convertible Debentures

Viropro agreed to issue up to $1,310,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of November 30, 2006, $713,429 was collected and $596,571 of the convertible debenture remains available.  The Company has determined the debentures to have a beneficial conversion feature totalling $166,011.  The beneficial conversion feature has been recorded as a debt discount which will be amortized on a straight line basis over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes options pricing model using the following assumptions: a stock price between $0.34 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 225% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,550,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $409,197 which has been reflected as a financing cost and will be amortized on a straight-line basis over the life of the loans.  The warrants were valued under the Black-Scholes options pricing model.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards (“SFAS”) 130, "Reporting Comprehensive Income".  SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006.  The accompanying consolidated financial statements as of and for the year ended November 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the year ended November 30, 2006 totaled $2,574,273.  Pro forma stock based compensation for the year ended November 30, 2005 totaled $1,766,094.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

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

 In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections.  This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

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

The Company has experienced significant losses from operations. For the year ended November 30, 2006, the Company incurred a net loss of $4,410,354 and the Company incurred a net loss of $2,582,337 for the year ended November 30, 2005. In addition, the Company has no revenue generating operations.

The Company’s ability to continue, as a going concern is contingent upon its ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

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

                                                                                            0%

                                                                                         ====

As of November 30, 2006, the Company has a net operating loss carry forward of approximately $4,000,000 (2005 - $2,100,000). This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026. The deferred tax asset of approximately $1,300,000 (2005 - $700,000) relating to the operating loss carry forward has been fully reserved at November 30, 2006 and 2005.The increase in the valuation allowance related to the deferred tax asset was approximately $600,000 during 2006 (2005 - $250,000).  The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes.

Note 5:  Related Party Transactions

During the years ended November 30, 2004 and 2005, the Company loaned an aggregate of $8,188 (2005 $14,330) to an affiliated entity which $3,574 is outstanding at November 30, 2006.

Note 6: Stockholders’ (Deficit)

At November 30, 2005, the Company had 20,000,000 authorized shares of common stock with a par value of $.001. Each share entitles the holder to one vote.

During the five month period ended November 30, 2003, the Company implemented a 1 to 12.14 reverse stock split. All share and per share amounts have been restated to effect this split.

At February 28, 2006, the shareholders approved an increase in share capital to 45,000,000 authorized shares of common stock with a par value of $0.001.  On October 25, 2006, the shareholders approved an additional increase in share capital to 100,000,000 authorized shares of common stock with a par value of $0.001

During November 2004, the Company issued 250,000 common shares pursuant to the exemption contained in Regulation S for cash aggregating $50,000.

During December 2004, the Company filed a Registration Statement under Rule S-8 and issued 1,000,000 common shares for services rendered during the year ended November 30, 2004. The fair value of these shares of $305,000 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

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

During February 2005, the Company issued 493,200 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $105,660. In conjunction with this offering the Company issued 741,400 warrants to purchase common shares at $0.25 per share and 50,000 warrants to purchase common shares at $.35 per share. The warrants expire in February 2007.

During February 2005, the Company issued 685,000 common shares for services performed. The shares were valued at their fair market value of $287,700 which was charged to operations during the year.

During March 2005, the Company issued 850,000 shares of common stock pursuant to a Form S-8 Registration Statement for services provided. These shares were valued at their fair market value of $405,150 which was charged to operations during the year.

During the period from February to May 2005, the Company issued 922,430 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $184,986. In conjunction with this offering the Company issued 543,930 warrants to purchase common shares at $.25 per share. The warrants expire from February to May 2007.

During June 2005, the Company issued 1,245,000 common shares for services performed. The shares were valued at their fair market value of $361,050 which was charged to operations during the year.

During September 2005, the Company issued 3,485,965 common shares for services performed. The shares were valued at their fair market value of $697,194 which were charged to operations during the year.

During the period from September through November 2005, the Company agreed to issue an aggregate of 1,487,500 common shares pursuant to the exemption contained in Regulation S for cash received of $297,500 and 125,000 common shares for a receivable of $25,000 which was paid in March 2006. In conjunction with this offering the Company issued 1,597,500 warrants to purchase common shares at $0.25 per share. The warrants expire from September to December 2007. In addition the Company agreed to issue 300,000 common shares for services performed and to be performed which were valued at their fair market value of $60,000. Through November 30, 2005, the Company has charged $15,000 to operations related to this issuance.

During the period December 2005 through November 2006, the Company issued an aggregate of 9,108,555 shares for services performed totaling $3,032,899.  In January 2006, the Company issued 3,500,000 shares valued at $1,050,000 in exchange for a patent.  During the period December 2005 through November 2006, the Company issued an aggregate of 4,000,997 common shares pursuant to the exemption contained in Regulation S for cash received of $705,588.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

Note 7: Commitments

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

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which was charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition, the Company will pay a royalty of 15% of sales of the licensed products.

In April 2005, Viropro Pharma Inc. announced the creation of a strategic joint venture with ProteoCell Biotechnologies Inc., a Montreal-based company specializing in the scale-up of production processes of recombinant proteins. Although Viropro Pharma completed its initial payment of CDN $50,000 and was obligated for six (6) monthly payments of CDN $50,000, to be paid semi-monthly, default of delivery on the part of ProteoCell resulted in the termination of this joint venture.

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2400 square feet of office space on a 3-year lease which expires during October 2008, with a monthly rental cost of $1,720.

In addition the Company rents laboratory facilities in Montreal occupying approximately 1400 square feet under a one-year renewable lease expiring October, 2007. The facilities cost the Company $2,666 per month.

Future minimum rental payments pursuant to the above agreements are as follows:

2007: $50,420

2008: $23,230

Rent expense was $57,389 during 2006.

Viropro, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2006

Note 8.  Subsequent Events.

Appointment of Director

On January 17, 2007, Mr. Emilio Binavince, lawyer, was appointed to the Board of Directors.  Mr Binavince brings to Viropro a vast experience in legal affairs, international trade, business and tax planning, government litigation, and human rights, in various countries such as Canada and the United States, Asia, and Europe

Convertible Debenture

From December 1, 2006 to February 28, 2007, the Company collected $488,965 in private debenture financing.  As of February 28, 2007, $1,202,394 was collected and $107,606 of the convertible debenture remains available.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 20, 2006, the Registrant’s independent auditor, Stark Winter Schenkein & Co, LLP was dismissed.

During fiscal year ended November 30, 2005, Stark Winter Schenkein & Co, LLP did not issue a report that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a “going concern” statement.

During the fiscal year ended November 30, 2005 and during the subsequent interim period through the date of the resignation, there were no disagreements between the Registrant and Stark Winter Schenkein & Co, LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure.

Effective September 22, 2006, the Board of Directors of Registrant engaged De Joya Griffith & Co, LLC as its independent auditors.  Prior to such engagement, the Registrant had not utilized the services of nor consulted with said firm.

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

As of the date of this report, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME                                     AGE             POSITION             LENGTH OF SERVICE

----------------------------------   --------          -----------------          ------------------------------

Jean-Marie Dupuy                     69                  Director               From November 19, 2005

Claude Griscelli                         70                  Director               From May 23, 2006

Prosper Azoulay                        54                  Director               From November 19, 2005

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                               AGE            POSITION                     LENGTH OF SERVICE

------------------------------   --------         --------------------------     ---------------------------------

Jean-Marie Dupuy                69             President                         From September 20, 2005 to date

                                                               Secretary/Treasurer

Gino Di Iorio                        39             CFO                                From November 2, 2006 to date

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

Dr. Dupuy has conducted intensive clinical & research activities in Paediatrics, Immunology, Virology and Vaccines. He received his post-doctoral training in Minneapolis (USA). Dr. Dupuy is the author or co-author of more than 240 original scientific and medical articles, communications and books.

GINO DI IORIO, C.A., CFO

With more than 14 years of experience prior to joining Viropro Inc., Mr. Di Iorio performed the functions of Finance Director, Controller, and Business Analyst with various publicly-held American companies (NYSE).  In the course of his professional career, Mr. Di Iorio has acquired expertise in all aspects related to economic planning, financial management, internal controls and performance reporting.

CLAUDE GRISCELLI, Director

Currently Dr. Griscelli holds the position of Vice-president for Wyeth France in charge of scientific affairs.  He is also the president of the Wyeth foundation for Children’s Health.  Prior to Wyeth, Dr Griscelli held positions as Councellor for Medical and Scientific strategies of Public Hospitals of Paris and General Director of NIHMR (National Institute of Health and Medical Research)

PROSPER AZOULAY, Director

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

Including the President, the company has four employees.

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

Item 10.  Executive Compensation

Except as described below, the Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal years ended November 30, 2006.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

SUMMARY COMPENSATION TABLE

Name and

Long-term

Principal Position

Year

Salary

Bonus

Compensation

_______________________________________________________________________________

Jean-Marie Dupuy

2006

 $84,350

 none

none

President & CEO

Gino Di Iorio

2006

$41,000

none

none

CFO

Our President's salary is currently set at CDN $144,000 per year (approximately US$10,300 per month).  Our CFO’s salary is currently set at CDN $95,000 per year (approximately US$ 6,800 per month)

During the year ended November 30, 2006, the president received 1,704,000 shares of the Company as additional compensation and bonus.

Mr. Prosper Azoulay, director, has been engaged as a consultant to the Company under a two-year contract that commenced January 2005. His fee for services rendered is US $6,450 per month.  During the year ended November 30, 2006, he received 446,244 shares of the Company as additional compensation and bonus.

(c) Options/SAR Grants Table

The stock option plan was approved and filed by the board of directors in July 2006.  The plan provides for a maximum of 2,500,000 options at a maximum offering price of $0.50 per share.  As at November 30, 2006, there are 1,010,000 options granted to board members and employees and no options were exercisable or exercised during this past year.

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

         None.

(h) Report on Re-pricings of Options/SARs

         None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2006, the number and percentage of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Jean-Marie Dupuy

1,664,000

  5.1

Prosper Azoulay

   586,244

  1.8

Immuno-Japan Inc.

4,000,000

12.3

Claude Boulanger (1)

   2,016,667

    6.2

Trivor Group

   2,825,545

    8.7

All Officers and Directors

As a Group (2 people)

   2,250,244

    6.9

-------------------------------------------------------------

(1) Included indirectly, through 143499 Canada Inc, 800,000 shares and through 6604579 Canada Inc. 750,000 shares.

Item 12. Certain Relationships and Related Transactions

No disclosure necessary.

Item 13. Exhibits

The following exhibits are filed herewith:

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification, Dupuy

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification, Di Iorio

Exhibit 32.1

Section 1350 Certification, Dupuy

Exhibit 32.2

Section 1350 Certification, Di Iorio

Item 14.  Principal Accountant Fees and Services

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of quarterly financial statements will total $30,000 for the year ended November 30, 2006 and were $30,900 for the year ended November 30, 2005.

(b) Audit-Related Fees

During fiscal 2006 and 2005 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

Our principal accountant does not assist with the preparation or review of our annual tax filings.

(d) All Other Fees

During fiscal 2006 or 2005 we did not incur any other fees.

(e) Audit Committee Pre-approval Policy.  The Board of Directors, acting as the audit committee, annually approves the principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Jean-Marie Dupuy

_______________________________

Jean-Marie Dupuy, Director, President and Chief executive officer

Dated: February 28, 2007

/s/ Gino Di Iorio

_______________________________

Gino Di Iorio, Chief Financial Officer

Dated: February 28, 2007

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dupuy

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Di Iorio

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                       906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Dupuy

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                       906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Di Iorio