Form 10QSB
period 2007-02-28
VIROPRO INC
filed 2007-04-16
CIK 703901

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 12, 2007, the number of the Company's shares of par value $.001 common stock outstanding was 34,430,233

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2007

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited)

4

Consolidated Statements of Operations (unaudited three months ended February 28, 2007 and 2006 and for the period from Inception (July 1, 2003) to February 28, 2007)

5

Consolidated Statements of Cash Flows (unaudited three months ended February 28, 2007 and 2006 and for the period from Inception (July 1, 2003) to February 28, 2007)

6

Notes to Consolidated Financial Statements (unaudited as at February 28, 2007)

7

Item 2 – Management Discussion and Analysis and Results of Operations

10

Item 3 – Evaluation of Disclosure Controls and Procedures

16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3 - Defaults Upon Senior Securities

17

Item 4 - Submission of Matters to a Vote of Security Holders

17

Item 5 - Other Information

17

Item 6 - Exhibits

17

SIGNATURE

18

VIROPRO, INC.

FORM 10-QSB

FEBRUARY 28, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2006.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the quarter ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ended November 30, 2007.

Viropro, Inc. (A Development Stage Company) Consolidated Balance Sheet (Unaudited in US$) February 28, 2007
ASSETS

Current assets
Cash	$ 165,144
Other receivables	68
Prepaid expenses	4,017
GST taxes	10,844
Financing costs	639,367
Total current assets	819,440

Investment	51,973

Property and equipment, net	15,566
Other assets
Patent, net	931,120
Total Assets	$ 1,818,099

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	443,396
Other payables	7,990
Deferred revenue	50,000
Total current liabilities	501,386

Convertible debentures (net of unamortized debt discount of $314,706)	887,687

Total Liabilities	1,389,073

Stockholders' equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 32,492,621 shares issued and outstanding	32,493
Additional paid in capital	11,594,323
Deferred stock compensation	(312,813)
(Deficit) accumulated during the development stage	(8,871,847)
Accumulated (deficit)	(1,971,555)
470,601
Other Comprehensive income:
Foreign currency translation adjustment	(41,575)
Total Stockholders’ Equity	429,026
Total Liabilities and Stockholders’ Equity	$ 1,818,099

See accompanying notes to financial statements

Viropro, Inc. (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
			Inception
	Three Months Ended		(July 1, 2003)
	February 28,	February 28,	To February 28,
	2007	2006	2007

Revenues	$ -	$ -	$ -

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
Consulting fees - Non cash stock compensation	190,812	185,145	5,605,084
Selling, general and administrative expenses	564,049	209,862	3,266,763
	754,861	395,007	8,871,847

Net (loss)	(754,861)	(395,007)	(8,871,847)

Comprehensive income (loss):
Foreign currency translation adjustment	(280)	(15)	(41,575)
Comprehensive income (loss)	$ (755,141)	$ (395,022)	$ (8,913,422)

Per share information - basic

Weighted average shares outstanding - basic	27,210,469	15,964,736

(Loss) per common share - basic	$ (0.03)	$ (0.02)

See accompanying notes to financial statements

Viropro, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited)
			Inception
	Three Months	Three Months	(July 1, 2003)
	February 28,	February 28,	to February 28,
	2007	2006	2007

Cash flows from operating activities:
Net (loss)	$ (754,861)	$ (395,007)	$ (8,871,847)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	27,875	19,503	125,828
Consulting fees paid in stock compensation	190,812	185,145	5,605,085
Amortization of financing costs	74,372	-	151,729
Amortization of beneficial conversion feature	35,727	-	76,329
Decrease in Other receivables	3,506	(382)	28,592
Decrease in Receivable for common stock	-	-	25,000
Decrease in Prepaid expenses	99	(11,821)	(4,017)
Decrease in GST taxes	11,260	(14,837)	(10,843)
Decrease in Account payable and accrued expenses	(9,556)	24,967	414,735
Decrease in Other payables	(198)	2,775	7,990
Increase in Deferred revenue	35	7,332	50,000
Net cash (used in) operating activities	(420,929)	(182,325)	(2,401,419)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Acquisition of property and equipment	-	(4,117)	(22,515)
Net cash (used in) investing activities	-	(4,117)	(74,488)

Cash flows from financing activities:
Bank overdraft	-	10,961	-
Issuance of and subscriptions for common shares for cash	-	105,000	1,480,233
Issuance of debentures for cash	488,965	111,000	1,202,393
Net cash provided by financing activities	488,965	226,961	2,682,626

Net increase (decrease) in cash	68,036	40,519	206,719
Effect of changes in exchange rate	(280)	15	(41,575)

Beginning - cash balance	97,388	70,466	-

Ending - cash balance	$ 165,144	$ 111,000	$ 165,144

See accompanying notes to financial statements

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2007

(UNAUDITED)

Note 1: Organizations and Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Viropro, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes included in Viropro, Inc.’s Form 10-KSB for the year ended November 30, 2006, as filed with the Securities and Exchange Commission.

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $10,843,402 including a net loss for the quarter ended February 28, 2007, in the amount of $754,861.  In addition, the Company has no revenue generating operations.

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

February 28, 2007

(UNAUDITED)

Note 3: Going Concern (continued).

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

Note 4: Convertible Debentures

Viropro agreed to issue up to $1,310,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of February 28, 2007, $1,202,394 was collected and $107,606 of the convertible debenture remains available.  The Company has determined the debentures to have a beneficial conversion feature totalling $314,706.  The beneficial conversion feature has been recorded as a debt discount which will be amortized on a straight line basis over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes options pricing model using the following assumptions: a stock price between $0.22 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 238% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,550,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $639,367 which has been reflected as a financing cost and will be amortized on a straight-line basis over the life of the loans.  The warrants were valued under the Black-Scholes options pricing model.

Note 5: Stockholders’ (Deficit)

During the three months ended February 28, 2007, the Company did not issue any common shares or sign agreements for the future issuance of common shares.

Note 6: Commitments and Contingencies

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights, the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which has been charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition the Company will pay a royalty of 15% on the sales of the licensed products.

Note 7: Legal Proceedings.

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denies liability, and has vigorously defended itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2007

(UNAUDITED)

Note 7: Legal Proceedings (continued).

There is a pending litigation concerning Viropro Pharma Inc., a wholly owned subsidiary of Viropro Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma Inc. vigorously contests the claim; however, does agree that $5,000 CDN is owed.  This amount is properly reflected in consolidated accounts payable at February 28, 2007.

Note 8: Subsequent Events

Convertible Debenture

From March 1, 2007 to April 12, 2007, investors converted $387,522 in private debenture financing including accumulated interest into 1,937,612 common shares.  As of April 12, 2007, $1,202,394 was collected, $387,522 was converted and $107,606 of the convertible debenture remains available.

Note 9: Recent Pronouncements

In October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.)  We do not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) which amends SFAS No. 87, 88, 106, and 132(R).  Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year-end.  Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.  We do not expect the adoption of SFAS No. 158 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of the Company’s 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Item 2. Management’s Discussion and Analysis and Plan of Operations

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIROPRO, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES INCLUDED ELSEWHERE IN THIS REPORT.

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

Viropro is not a standard biotech company.  It maintains as its primary focus, generic versions of blockbuster biopharmaceutical drugs (defined as drug with sales of greater than US$ 1 billion per year), involving low risk.  These products are known and have already been FDA approved; furthermore, developing manufacturing processes for these drugs is quite well standardized.

Viropro International holds a versatile platform technology with an exclusive license portfolio.  This is due to a strong partnership with Immuno Japan Institute, a company that specializes in target products and early cell line development.  This contract was extended in January 2006 in terms of products, technology, and territory.  It includes the use of a proprietary promoter that significantly enhances the yield of biological products.

In order to strengthen and expand Viropro International's manufacturing and development capabilities, a partnership agreement was signed on October 6, 2005 with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (NRC-BRI) for scale-up of process development.  This agreement allows the Company to benefit from the BRI'S outstanding expertise in biological product process development and scale-up.  With this agreement, the Company is granted an exceptional R&D leverage that minimizes its R&D expenditure, which in turn enables a greater focus on development of novel products such as monoclonal antibodies.  On October 26, 2006, Viropro signed a second agreement with NRC-BRI for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained a worldwide exclusive license for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

Viropro International has also concluded an agreement with Laboratory for Food and Veterinary Biotechnology, University of Montreal (LFVB) which is a significant partnership concerning current Good Manufacturing Practices (cGMP) standards and Drug Master File development.

Viropro is targeting markets with unmet medical needs (emerging markets) such as South America, Asia, and Africa with biopharmaceutical generic products for which patents have expired and others about to expire.  Emerging markets are served by few if no competitors.  The potential market for Viropro services is high with additional growth to come when Western countries open their markets to biopharmaceutical generic products.

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

On November 7, 2006, Viropro signed its first major contract worth US$ 42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge will manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro will receive US$ 42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro holds an initial equity participation of 14% in the project.  This alliance will allow Tunisia to develop a strong biotech and pharmaceutical industry in the healthcare sector by acquiring an industrial platform technology for biological drugs to service markets such as Africa, the Middle East, Indonesia, Pakistan, Turkey and western territories of the European Community (the ¨Territory¨).  Biochallenge will commercialize these biogeneric drugs at a much lower price to more than 700 million people who do not have access to specific biological drugs for the treatment of diseases such as anaemia, multiple sclerosis, neutropenia, chronic hepatitis B and chronic hepatitis C.  Process development will be initiated in the near future by Viropro and its Canadian partners such as the Biotechnology Research Institute and the Laboratory for Food and Veterinary Biotechnology.  Revenues for Biochallenge will arise in 2008 with a pre-marketing of finished products purchased from Contract Manufacturing Organizations (¨CMO’s¨).  Plant construction should start in the fall of 2007 and first revenues coming from that plant would arise at the end of 2009.  Biochallenge will export 98% of its production to other countries in the Territory.  The training of Biochallenge’s specialized workers will be done in Canada and in Tunisia by Viropro’s qualified scientists and engineers.  In 2007, this contract alone is expected to generate US$ 1.1 million for Viropro.

Contractual work is also very low risk and will allow Viropro to generate constant revenues and cash flow for its development projects.

Business Model

The business model as set-up by Viropro assures its partners a full technology transfer package (systems, processes and training) for a complete integration of cutting-edge technologies that do not exist yet in that part of the world. Furthermore, the Company will provide its expert advice/consultation regarding technical and regulatory requirements, procedures to be implemented and equipment purchase, installation and validation of new manufacturing facilities. Viropro is focusing on a number of biogenerics (also known as biosimilars, follow-on biologics, and generic biologics) already in the public domain or soon to come off patent.  Our objectives include specific monoclonal antibodies that will be coming off patent as of 2011 such as rituximab (sold under the brand name Rituxan® or MabThera®), with annual sales of US$ 3.2 Billion in 2005 (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).

Through Biochallenge and other potential partners, Viropro is working to establish itself in North African and Middle Eastern countries. The most promising bio-therapeutics are G-CSF and Erythropoietin. From about 700 million inhabitants, the potential client population is several hundred thousands of people.

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

Industry

The pharmaceutical industry was evaluated at approximately US$ 600 billion in 2006 (Emerging Markets in Asia, Latin America and Eastern Europe Gain Strength, IMS Health, 2006).  Of this, biopharmaceutical products make up approximately 10%, or about US$ 60 billion.  The biopharmaceutical sector is the fastest growing segment and is commonly said to be the future of the pharmaceutical industry.  Revenues of the world’s publicly-traded biotech companies grew 18 percent in 2005, reaching an all-time high.  The U.S. and European biotechnology sectors showed 16% and 17% growth, respectively, with the former posting its third consecutive year of strong product approvals and solid financial results (Beyond Borders: The Global Biotechnology Report, Ernst & Young, 2006).

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

Viropro is focused on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality bio-pharmaceuticals. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The main markets that Viropro has focused on are South America, Northern Africa, and Asia (mainly India).

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

3.

Viropro is also in close relationship with the Laboratory for Food and Veterinary Biotechnology  (LFVB) of the University of Montreal that can offer a wide range of technical capabilities to adapt Viropro’s technologies to reliable large scale GMP manufacturing. This will enable Viropro to meet high quality international standards and carry out all necessary clinical trials required for regulatory approval of safe and active bio-products.

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

Results of Operations

Three Months Ended February 28, 2007 and February 28, 2006.

Revenues and Operating Loss

During the three-month periods ended February 28, 2007 and 2006, the Company's had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $754,861 compared to a net loss of $395,007 in the same period of the prior year. The major portion of this difference is attributable to 2007; debenture interest and amortization expense as the Company was completing its debenture financing.

Loss per share basic was $0.03 in 2007 as compared to $0.02 in the corresponding period in 2006.

Operating Expenses

During the three month period ended February 28, 2007, expenses were $564,049, for all administrative, selling, travel and general overhead. Non-cash expenses of $190,812 were incurred for consulting fees. This compared to $395,007 of total expenses in the period ending February 28, 2006. Administrative expenses during the period ended February 28, 2006 amounted to $209,862. This increase was due to the acceleration of the implementation of the Company’s business plan. During the prior period, the Company incurred non-cash expenses of $185,145, the difference being attributable to expenses paid as non-cash compensation to consultants in 2007 as the Company was seeking new business ventures.

Material Changes In Financial Condition, Longevity And Capital Resources

As at February 28, 2007, the Company had $165,144 in cash.  While the funds on hand are inadequate to fully implement the Company’s plans over the next 12 months, the Company is actively seeking additional funding.

Plan of Operations

As indicated above, the Company will focus on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality biopharmaceutical products. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential for our chosen product line by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The markets that Viropro has chosen to focus on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

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

Negotiations with several prominent firms in Brazil and Tunisia are fairly advanced.  The Company has signed an agreement.  This first contract is in accordance with our model built on recurring sales revenues and short and long term profitability.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer and royalties varying from 5% to 10% of net sales depending on the total volume. Revenues generated from the technology transfer of 4 proteins should reach approximately U.S. $25 million during the 4-year period, to which royalties estimated at U.S. $17 million, will be added after year 4 over a 10-year period.

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

VIROPRO, INC.

FORM 10-QSB

February 28, 2007

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denies liability, and has vigorously defended itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro.

There is a pending litigation concerning Viropro Pharma Inc., a wholly owned subsidiary of Viropro Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma Inc. vigorously contests the claim; however, does agree that $5,000 CDN is owed.  This amount is properly reflected in consolidated accounts payable at February 28, 2007.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

Item  6.  Exhibits

Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dupuy

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Di Iorio

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Dupuy

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Di Iorio

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

/s/ Jean-Marie Dupuy

_____________________________________________

Dr. Jean-Marie Dupuy, President & CEO

Dated:  April 16, 2007

/s/ Gino Di Iorio

_____________________________________________

Gino Di Iorio, CFO

Dated:  April 16, 2007

18