Form 10QSB
period 2007-05-31
VIROPRO INC
filed 2007-07-16
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 1, 2007, the number of the Company's shares of par value $.001 common stock outstanding was 35,190,754.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

VIROPRO, INC.

FORM 10-QSB

May 31, 2007

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited as at May 31, 2007)

4

Consolidated Statements of Operations (unaudited for the three months six months ended May 31, 2007 and 2006 and for the period from Inception (July 1, 2003) to May 31, 2007)

5

Consolidated Statements of Cash Flows (unaudited for the six months ended May 31, 2007 and 2006 and for the period from Inception (July 1, 2003) to May 31, 2007)

6

Notes to Consolidated Financial Statements (unaudited as at May 31, 2007)

7

Item 2 – Management Discussion and Analysis and Results of Operations

11

Item 3 – Evaluation of Disclosure Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

19

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3 - Defaults Upon Senior Securities

19

Item 4 - Submission of Matters to a Vote of Security Holders

19

Item 5 - Other Information

19

Item 6 - Exhibits

19

SIGNATURE

20

VIROPRO, INC.

FORM 10-QSB

May 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2006.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ended November 30, 2007.

Viropro, Inc.
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited in US$)
May 31, 2007

ASSETS

Current assets
Cash	$ 37,688
Other receivables	75
Prepaid expenses	8,328
GST taxes	9,053
Financing costs	428,811
Total current assets	483,955

Investment	51,973

Property and equipment, net	14,257
Other assets
Patent, net	904,870
Total Assets	$ 1,455,055

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	544,386
Other payables	8,739
Deferred revenue	50,000
Common stock payable	10,000
Total current liabilities	613,125

Convertible debentures (net of unamortized debt discount of $225,955)	666,045

Total Liabilities	1,279,170

Stockholders' equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 35,190,754 shares issued and outstanding	35,191
Additional paid in capital	12,214,672
Deferred stock compensation	(193,500)
(Deficit) accumulated during the development stage	(9,829,434)
Accumulated (deficit)	(1,971,555)
255,374
Other Comprehensive income:
Foreign currency translation adjustment	(79,488)
Total Stockholders’ Equity	175,885
Total Liabilities and Stockholders’ Equity	$ 1,455,055

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended		Inception (July 1, 2003) to May 31, 2007

	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
		Restated		Restated

Revenues	$ -	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Consulting fees - Non cash stock compensation	224,513	477,978	415,325	663,123	5,829,587
Selling, general and administrative expenses	733,073	580,226	1,297,122	784,255	3,999,837
	957,586	1,058,204	1,712,447	1,447,378	9,829,434

Net (loss)	(957,586)	(1,058,204)	(1,712,447)	(1,447,378)	(9,829,434)

Comprehensive income:
Foreign currency translation adjustment	(37,059)	77	(37,913)	94	(78,642)
Comprehensive income (loss)	($994,645)	($1,058,127)	($1,750,361)	($1,447,284)	($9,908,076)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic and diluted	34,437,994	21,678,148	33,475,996	17,932,136

(Loss) per common share - basic and diluted	($0.03)	($0.05)	($0.05)	($0.08)

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Inception
	Six Months	Six Months	(July 1, 2003)
	May 31,	May 31,	to May 31,
	2007	2006	2007
		Restated

Cash flows from operating activities:
Net (loss)	$ (1,712,447)	$ (1,447,378)	$ (9,829,434)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Foreign currency translation adjustment	(281)
Depreciation and amortization	55,435	37,283	153,388
Consulting fees paid in stock compensation	415,325	663,123	5,829,597
Interest paid in stock compensation	42,733	-	42,733
Amortization of financing costs	333,481	10,137	410,838
Amortization of beneficial conversion feature	165,646	20,260	206,248
Decrease in other receivables	3,499	(851)	28,585
Decrease in receivable for common stock	-	(75,000)	25,000
Increase in prepaid expenses	(4,212)	(1,110)	(8,328)
Decrease in GST taxes	13,051	(27,431)	(9,052)
Increase in account payable and accrued expenses	91,432	16,220	515,724
Increase in other payables	551	3,550	8,739
Increase in deferred revenue	35	7,333	50,000
Net cash (used in) operating activities	(595,752)	(793,864)	(2,575,962)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Acquisition of property and equipment	-	(6,769)	(22,515)
Net cash (used in) investing activities	-	(6,769)	(74,488)

Cash flows from financing activities:
Common stock payable	10,000	373,588	1,490,233
Issuance of debentures for cash	563,965	649,860	1,277,393
Net cash provided by financing activities	573,965	1,023,448	2,767,626

Net increase (decrease) in cash	(21,787)	222,815	117,176
Effect of changes in exchange rate	(37,913)	94	(79,488)

Beginning - cash balance	97,388	70,466	-

Ending - cash balance	$ 37,688	$ 293,375	$ 37,688

See accompanying notes to financial statements

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2007

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $11,800,989 ($1,971,555 and $9,829,434, respectively) including a net loss for the six months ended May 31, 2007, in the amount of $1,712,447.  In addition, the Company has no revenue generating operations.

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

May 31, 2007

(UNAUDITED)

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

Note 4: Convertible Debentures

Viropro agreed to issue up to $1,310,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remains available.  The Company has determined the debentures to have a beneficial conversion feature totalling $225,955.  The beneficial conversion feature has been recorded as a debt discount which will be amortized on a straight line basis over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $428,811 which has been reflected as a financing cost and will be amortized on a straight-line basis over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.

From March 1, 2007 to May 31, 2007, investors converted $428,127 in private debenture financing as well as accumulated interest into 2,140,633 common shares.  As of May 31, 2007, $1,300,000 was collected, $408,000 was converted and none of the convertible debenture remains available.

Note 5: Stockholders’ (Deficit)

During the six months ended May 31, 2007, the Company issued 100,000 common shares for $32,000 to its investor relations firm, 457,500 common shares for $73,200 for consulting services and employee performance bonus, and 2,140,633 for $428,127 to debenture holders who exercised their conversion rights.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2007

(UNAUDITED)

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

On April 26, 2007, a Memorandum of Understanding was signed with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales. A payment of $50,000 was expected from IBPL upon the signature of the MOU in exchange for shares in Viropro.  As of the report date, the payment has not been received and the contract has not been signed.  The MOU stipulates a deadline of ninety days from the signature of the MOU for the finalization and signature of the contract.

Note 7: Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denies liability, and has vigorously defended itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6.8 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro.  On June 5, 2007, the Company was awarded a judgment for the cancellation and return of 4.5 million shares.  The Company cannot anticipate the effect of this judgment on the financial statements at this time.  The Company is currently executing the judgment and will be able to provide a better assessment in the third quarter.

There is pending litigation concerning Viropro Pharma Inc., a wholly owned subsidiary of Viropro Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma Inc. vigorously contests the claim; however, does agree that $5,000 CDN is owed.  This claim was dismissed on May 25, 2007 as the plaintiff chose not to pursue the case.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2007

(UNAUDITED)

Note 8: Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement did not have an effect on the Company’s financial statements.

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

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, VIROPRO, INC.’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

Overview

Viropro is a company operating in the pharmaceutical sector specializing in the sale of technological transfers for biopharmaceutical generic drugs in emerging markets.  Its expertise in cell line and biopharmaceutical manufacturing process development is supported by alliances with major partners in biotechnology. Recently restructured, Viropro is a young company with eighteen months of completed activity.

Viropro is not a standard biotech company.  It maintains as its primary focus, generic versions of blockbuster biopharmaceutical drugs (defined as drug with sales of greater than US$ 1 billion per year), and involving low risk.  These products are known and have already been FDA approved; furthermore, developing manufacturing processes for these drugs is quite well standardized.

Viropro International (the subsidiary through which Viropro, Inc. operates) holds a versatile platform technology with an exclusive license portfolio.  This is due to a strong partnership with Immuno Japan Institute, a company that specializes in target products and early cell line development.  This contract was extended in January 2006 in terms of products, technology, and territory.  It includes the use of a proprietary promoter that significantly enhances the yield of biological products.

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

On November 7, 2006, Viropro signed its first major contract worth US$ 42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge will manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro will receive US$ 42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro holds an initial equity participation of 14% in the project.  This alliance will allow Tunisia to develop a strong biotech and pharmaceutical industry in the healthcare sector by acquiring an industrial platform technology for biological drugs to service markets such as Africa, the Middle East, Indonesia, Pakistan, Turkey and western territories of the European Community (the ¨Territory¨).  Biochallenge will commercialize these biogeneric drugs at a much lower price to more than 700 million people who do not have access to specific biological drugs for the treatment of diseases such as anaemia, multiple sclerosis, neutropenia, chronic hepatitis B and chronic hepatitis C.  Process development will be initiated in the near future by Viropro and its Canadian partners such as the Biotechnology Research Institute and the Laboratory for Food and Veterinary Biotechnology.  Revenues for Biochallenge will arise in 2008 with a pre-marketing of finished products purchased from Contract Manufacturing Organizations (¨CMO’s¨).  Plant construction should start in the fall of 2007 and first revenues coming from that plant would arise at the end of 2009.  Biochallenge will export 98% of its production to other countries in the Territory.  The training of Biochallenge’s specialized workers will be done in Canada and in Tunisia by Viropro’s qualified scientists and engineers.  In 2007, this contract is expected to generate US$ 400,000 for Viropro.

On April 26, 2007, a Memorandum of Understanding was signed with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.  This contract will generate US$ 2.1 million of revenue currently anticipated to start in July 2007 and continue over the coming 18 months.

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

Viropro’s goals and objectives are as follows:

•

To develop and out-license manufacturing processes for biogenerics already in the public domain for various biopharmaceuticals;

•

To develop new biopharmaceutical products with various partners (conditional to total development cost coverage);

•

Short term goals are to obtain recurring revenue – this will be achieved shortly with the implementation of the first contract in 2007;

•

Growing to 15 product- contracts within 5 years;

Viropro is focused on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality biopharmaceuticals. The business strategy being developed since the inception is to target emerging, un-served markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The main markets that Viropro has focused on are South America, Northern Africa, and Asia (mainly India).

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

4.

In April 2007, Viropro and Invitrogen entered into an R&D collaborative agreement in which Invitrogen is testing and helping to develop innovative production technologies.

5.

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

Viropro’s international business strategy targets the niche market in Latin American, African and Asian countries offering local companies solutions such as technology transfers.  These integrated solutions range from R&D to development procedures, through manufacturing and certification to enable manufacturing of several recombinant proteins.

Results of Operations

Six Months Ended May 31, 2007 and May 31, 2006.

Revenues and Operating Loss

During the six-month periods ended May 31, 2007 and 2006, the Company's had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $1,712,447 compared to a net loss of $1,447,378 in the same period of the prior year. The major portion of this difference is attributable to 2007; debenture interest and amortization expense as the Company was completing its debenture financing.

Basic loss per share was $0.05 in 2007 as compared to $0.08 in the corresponding period in 2006.

Operating Expenses

During the six month period ended May 31, 2007, expenses were $1,297,122 for selling, general, and administrative. Non-cash expenses of $415,325 were incurred for consulting fees for the same period. This compared to $784,255 of selling, general, and administrative expenses in the period ending May 31, 2006.  The Company incurred non-cash expenses of $663,123 for the same period.  The difference is attributable to debenture interest and amortization expense as the Company was completing its debenture financing.

Material Changes In Financial Condition, Longevity And Capital Resources

As at May 31, 2007, the Company had $37,688 in cash.  While the funds on hand are inadequate to fully implement the Company’s plans over the next 12 months, the Company is actively seeking additional funding.

Plan of Operations

As indicated above, the Company will focus on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality biopharmaceutical products. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential for the Company’s chosen product line by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The markets that Viropro has chosen to focus on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

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

Negotiations with several prominent firms in Brazil and Tunisia are fairly advanced.  The Company has signed two agreements or contracts.

The first contract, signed with a Tunisian company known as Biocallenge, is in accordance with our model built on recurring sales revenues and short and long term profitability.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer and royalties varying from 5% to 10% of net sales depending on the total volume. Revenues generated from the technology transfer of 4 proteins should reach approximately U.S. $25 million during the 4-year period, to which royalties estimated at U.S. $17 million, will be added after year 4 over a 10-year period.

The second agreement was signed on April 26, 2007 with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.  This contract will generate US$ 2.1 million of revenue starting in July 2007 and for the following 18 months.

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

May 31, 2007

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

On June 5, 2007 the Company was awarded a judgment for the cancellation and return of 4.5 million shares.  The Company cannot anticipate the effect of this judgment on the financial statements at this time.  The Company is currently executing the judgment and will be able to provide a better assessment in the third quarter.

There is a pending litigation concerning Viropro Pharma Inc., a wholly owned subsidiary of Viropro Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma Inc. vigorously contests the claim; however, does agree that $5,000 CDN is owed.  This claim was dismissed on May 25, 2007 as the plaintiff chose not to pursue the case.

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

Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dupuy

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Di Iorio

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Dupuy

Exhibit 32.12 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Di Iorio

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

/s/ Jean-Marie Dupuy

_____________________________________________

Dr. Jean-Marie Dupuy, President & CEO

Dated:  July 16, 2007

/s/ Gino Di Iorio

_____________________________________________

Gino Di Iorio, CFO

Dated:  July 16, 2007