Form 10QSB
period 2007-08-31
VIROPRO INC
filed 2007-10-15
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 8, 2007, the number of the Company's shares of par value $.001 common stock outstanding was 36,527,090.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

VIROPRO, INC.

FORM 10-QSB

August 31, 2007

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited as at August 31, 2007)

4

Consolidated Statements of Operations (unaudited for the three months and nine months ended

August 31, 2007 and 2006 and for the period from Inception (July 1, 2003) to August 31, 2007)

5

Consolidated Statements of Cash Flows (unaudited for the nine months ended August 31, 2007 and 2006 and for the period from Inception (July 1, 2003) to August 31, 2007)

6

Notes to Consolidated Financial Statements (unaudited as at August 31, 2007)

7

Item 2 – Management Discussion and Analysis

11

Item 3 – Evaluation of Disclosure Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

19

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3 - Defaults Upon Senior Securities

19

Item 4 - Submission of Matters to a Vote of Security Holders

19

Item 5 - Other Information

19

Item 6 - Exhibits

19

SIGNATURE

20

VIROPRO, INC.

FORM 10-QSB

August 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2006.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ended November 30, 2007.

Viropro, Inc.
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited in US$)
August 31, 2007

ASSETS

Current assets
Cash	$ 43,159
Other receivables	76
Prepaid expenses	8,434
GST taxes	9,868
Financing costs	360,520
Total current assets	422,057

Investment	51,973

Property and equipment, net	13,322
Other assets
Patent, net	878,620
Total Assets	$ 1,365,972

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 608,104
Other payables	8,850
Deferred revenue	100,000
Common stock payable	142,000
Total current liabilities	858,954

Convertible debentures (net of unamortized debt discount of $190,132)	701,869

Total Liabilities	1,560,823

Stockholders' deficit
Common stock, $.001 par value, 100,000,000 shares	36,527
authorized, 36,527,090 shares issued and outstanding
Additional paid in capital	12,346,969
Deferred stock compensation	(188,451)
(Deficit) accumulated during the development stage	(10,323,194)
Accumulated (deficit)	(1,971,555)
(99,704)
Other Comprehensive income:
Foreign currency translation adjustment	(95,147)
Total Stockholders’ Deficit	(194,851)
Total Liabilities and Stockholders’ Deficit	$ 1,365,972

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited in US$)

	Three months ended		Nine months ended		Inception (July 1, 2003) to August 31, 2007

	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006

Revenues	$ -	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Consulting fees - Non cash stock compensation	138,682	537,154	554,007	1,658,461	5,968,279
Selling, general and administrative expenses	355,078	607,109	1,652,200	1,360,967	4,354,915
	493,760	1,144,263	2,206,207	3,019,428	10,323,194

Net (loss)	(493,760)	(1,144,263)	(2,206,207)	(3,019,428)	(10,323,194)

Comprehensive income:
Foreign currency translation adjustment	(15,659)	16,682	(53,572)	16,776	(11,997)
Comprehensive (loss)	($509,419)	($1,127,581)	($2,259,779)	($3,002,652)	($10,335,190)

Per share information - basic:

Weighted average shares outstanding - basic	35,800,820	27,210,469	34,037,375	21,709,166

(Loss) per common share - basic	($0.02)	($0.04)	($0.07)	($0.14)

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited in US$)
	Nine Months Ended	Nine Months Ended	Inception (July 1, 2003 to August 31, 2007)
	August 31, 2007	August 31, 2006

Cash flows from operating activities:
Net (loss)	($2,206,207)	($3,019,428)	($10,323,194)
Foreign currency exchange	(279)	-	-
Depreciation and amortization	82,620	64,618	180,573
Consulting fees - Non-cash stock compensation	554,007	1,658,461	5,968,279
Interest expense - Non-cash stock compensation	42,733	-	42,733
Amortization financing costs	401,772	55,097	479,129
Amortization beneficial conversion feature	201,468	24,511	242,070
Decrease in other receivables	3,498	(38,869)	28,584
Decrease in receivable for common stock	-	25,000	25,000
Increase in prepaid expenses	(4,318)	12,008	(8,434)
(Increase) Decrease in GST taxes	12,236	27,933	(9,867)
Increase in accounts payable and accrued expenses	155,151	51,913	579,443
Decrease in other payables	662	(13,104)	8,850
Increase in deferred revenue	50,035	50,000	100,000
Net cash (used in) operating activities	(706,622)	(1,101,860)	(2,686,834)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Acquisition of property and equipment	-	(7,813)	(22,515)
Net cash (used in) investing activities	-	(7,813)	(74,488)

Cash flows from financing activities:
Proceeds from issuance of and subscriptions for common shares	142,000	479,338	1,622,234
Proceeds from issuance of debentures	563,965	663,428	1,277,394
Net cash provided by financing activities	705,965	1,142,766	2,899,628

Net increase (decrease) in cash	(657)	33,093	138,306
Effect of foreign currency translation adjustment	(53,572)	16,882	(95,147)

Cash, beginning of period	97,388	70,466	-

Cash, end of period	$43,159	$120,441	$43,159

See accompanying notes to financial statements

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2007

(UNAUDITED)

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $12,294,749 ($1,971,555 and $10,323,194, respectively) including a net loss for the nine months ended August 31, 2007, in the amount of $2,206,207.  In addition, the Company has no revenue generating operations.

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

August 31, 2007

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

Note 4: Convertible Debentures

Viropro agreed to issue up to $1,300,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of August 31, 2007, $1,300,000 was collected and none of the convertible debenture remains available.  The Company has determined the debentures to have a beneficial conversion feature totalling $190,132.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $360,520 which has been reflected as a financing cost and will be amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.

From March 1, 2007 to August 31, 2007, investors converted $428,127 in private debenture financing as well as accumulated interest into 2,140,633 common shares.  As of August 31, 2007, $1,300,000 was collected, $408,000 was converted and none of the convertible debenture remains available.

Note 5: Stockholders’ Deficit

During the nine months ended August 31, 2007, the Company issued 1,893,863 common shares valued at $238,834 to its investor relations firm, various consultants and employees. Of this amount, $137,882 was expensed for the nine months ended August 31, 2007 and $100,952 was recorded as deferred compensation as of August 31, 2007. Furthermore, the Company expensed $416,125 of previously recorded deferred compensation for the nine month ended August 31, 2007.

Additionally, the Company issued 2,140,633 common shares for $428,127 to debenture holders who exercised their conversion rights for the nine months ended August 31, 2007. The Company also accepted subscriptions for 1,775,000 shares of common stock for cash of $142,000 during the nine months ended August 31, 2007.

Note 6: Commitments and Contingencies

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights, the Company issued 500,000

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2007

(UNAUDITED)

Note 6: Commitments and Contingencies (continued)

shares of common stock in February 2005, with a fair value of $220,000 which has been charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition, the Company will pay a royalty of 15% on the sales of the licensed products.

On April 26, 2007, a Memorandum of Understanding was signed with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales. An initial payment of $50,000 was received August 2007 as a down payment towards the first milestone payable upon signing of the agreement.

On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the abovementioned INTAS’ MoU has been signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of US $2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately US $100 Million in revenues for Viropro over the 10 year term of this agreement.

Note 7: Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denies liability, and has vigorously defended itself.  In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6.8 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro.  On June 5, 2007, the Company was awarded a judgment for the cancellation and return of 4.5 million shares.  The Company cannot anticipate the effect of this judgment on the financial statements at this time.  The Company is currently executing the judgment and will be able to provide a better assessment in the fourth quarter.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2007

(UNAUDITED)

Note 8: Recent Pronouncements (continued)

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

Viropro is not a standard biotech company.  It maintains as its primary focus, generic versions of blockbuster biopharmaceutical drugs (defined as drug with sales of greater than US $1 billion per year), and involving low risk.  These products are known and have already been FDA approved; furthermore, developing manufacturing processes for these drugs is quite well standardized.

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

The worldwide biopharmaceutical market was estimated at over US $50 billion in 2004 (Biopharma). Biopharmaceuticals are a growing field, the rate of new products being approved has increased steadily,

more than doubling from the 1990s through to 2005 (Bioplan 2006 and Nature 2004). A series of key blockbuster products developed in the 1980s and 1990s and selling for over US $30 billion are predicted to remain the dominant revenue generators over the coming years (Nature Biotech., 2004). All of Viropro’s targeted biogenerics are among these blockbuster biopharmaceuticals.

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

Viropro’s management structure is very lean.  The team (management and scientific) has an overall headcount of less than 10 people.  The President and CEO, Dr. Jean-Marie Dupuy, has a wealth of experience in the public and large pharmaceutical sector.  Viropro also has strong operations and business development groups headed by Prosper Azoulay and André Bédard, respectively.  It is Viropro’s intention to keep its management and scientific team at a minimal level until operations and positive revenue streams justify expansion of the team.

On November 7, 2006, Viropro signed its first major contract worth US $42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge will manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro will receive US $42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro holds an initial equity participation of 14% in the project.  This alliance will allow Tunisia to develop a strong biotech and pharmaceutical industry in the healthcare sector by acquiring an industrial platform technology for biological drugs to service markets such as Africa, the Middle East, Indonesia, Pakistan, Turkey and western territories of the European Community (the ¨Territory¨).  Biochallenge will commercialize these biogeneric drugs at a much lower price to more than 700 million people who do not have access to specific biological drugs for the treatment of diseases such as anaemia, multiple sclerosis, neutropenia, chronic hepatitis B and chronic hepatitis C.  Process development will be initiated as soon as Biochallenge initial financing will de closed. Viropro and its Canadian partners such as the Biotechnology Research Institute and the Laboratory for Food and Veterinary Biotechnology are waiting for this closing.  First year of revenues for Biochallenge will arise the year following the initial closing with a pre-marketing of finished products purchased from Contract Manufacturing Organizations (¨CMO’s¨).  Plant construction should start as soon as the financing is completed and first revenues coming from that plant would arise at the end of the third year following the beginning of the construction.  Biochallenge will export 98% of its production to other countries in the Territory.  The training of Biochallenge’s specialized workers will be done in Canada and in Tunisia by Viropro’s qualified scientists and engineers.

On April 26, 2007, a Memorandum of Understanding was signed with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.

On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the abovementioned INTAS’ MoU has been signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of US $2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately US $100 Mllion in revenues for Viropro over the 10 year term of this agreement.

Business Model

The business model as set-up by Viropro assures its partners a full technology transfer package (systems, processes and training) for a complete integration of cutting-edge technologies that do not exist yet in that part of the world. Furthermore, the Company will provide its expert advice/consultation regarding technical and regulatory requirements, procedures to be implemented and equipment purchase, installation and validation of new manufacturing facilities. Viropro is focusing on a number of biogenerics (also known as biosimilars, follow-on biologics, and generic biologics) already in the public domain or soon to come off patent.  Our objectives include specific monoclonal antibodies that will be coming off patent as of 2011 such as rituximab (sold under the brand name Rituxan® or MabThera®), with annual sales of US $3.2 Billion in 2005 (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).

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

Industry

The pharmaceutical industry was evaluated at approximately US $600 billion in 2006 (Emerging Markets in Asia, Latin America and Eastern Europe Gain Strength, IMS Health, 2006).  Of this, biopharmaceutical products make up approximately 10%, or about US $60 billion.  The biopharmaceutical sector is the fastest growing segment and is commonly said to be the future of the pharmaceutical industry.  Revenues of the world’s publicly-traded biotech companies grew 18 percent in 2005, reaching an all-time high.  The U.S. and European biotechnology sectors showed 16% and 17% growth, respectively, with the former posting its third consecutive year of strong product approvals and solid financial results (Beyond Borders: The Global Biotechnology Report, Ernst & Young, 2006).

Products, goals and objectives

Therapeutic protein products are the primary reason for the boom in biotech. Products such as erythropoietin, interferons alpha and beta, G-CSF, and factor VII are all showing double-digit sales growth.  At the same time, monoclonal antibodies (a specific class of therapeutic proteins) posted sales of US $14.5 billion in 2005, and it is predicted that by 2008 they will account for 32% of all biotech revenue (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).  With a considerable portion of the therapeutic protein sector having recently lost patent protection, or being set to lose it by 2010, there is a major opportunity in the technology transfer of therapeutic proteins throughout the world.

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

Results of Operations

Nine Months Ended August 31, 2007 and 2006.

Revenues and Operating Loss

During the nine-month periods ended August 31, 2007 and 2006, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $2,248,018 compared to a net loss of $3,002,652 in the same period of the prior year. The major portion of this favorable variance is attributable to 2007 decrease in Consulting fees-Non-cash stock compensation due to a cost-cutting program implemented earlier this year.

Basic loss per share was $0.07 in 2007 as compared to $0.14 in the corresponding period in 2006.

Operating Expenses

During the nine month period ended August 31, 2007, expenses were $1,640,439 for selling, general, and administrative, as compared to $1,360,967 of selling, general and administrative expenses for the same period of the prior year.  Non-cash expenses for the nine months ended August 31, 2007 of $554,007 were incurred for consulting fees as compared to $1,658,461 for the same period of the prior year.

Material Changes In Financial Condition, Longevity And Capital Resources

As at August 31, 2007, the Company had $43,159 in cash.  While the funds on hand are inadequate to fully implement the Company’s plans over the next 12 months, the Company is actively seeking additional funding.

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

The first contract, signed with a Tunisian company known as Biochallenge, is in accordance with our model built on recurring sales revenues and short and long term profitability.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer and royalties varying from 5% to 10% of net sales depending on the total volume. Revenues generated from the technology transfer of 4 proteins should reach approximately U.S. $25 million during the 4-year period, to which royalties estimated at U.S. $17 million, will be added after year 4 over a 10-year period.

The second agreement (MOU) was signed on April 26, 2007 with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the abovementioned INTAS’ MoU has been signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of US$ 2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately US $100 Mllion in revenues for Viropro over the 10 year term of this agreement.

Item 3. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer,  to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, the Company's President (principal executive officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings.

Changes in Internal Control

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

VIROPRO, INC.

FORM 10-QSB

August 31, 2007

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

During the nine months ended August 31, 2007, the Company issued 100,000 common shares for $32,000 to its investor relations firm, 1,793,836 common shares for $206,833 for consulting services and employee performance bonus, and 2,140,633 for $428,127 to debenture holders who exercised their conversion rights. In addition, during the nine months ended August 31, 2007, the Company accepted subscriptions for 1,775,000 shares of common stock for cash of $142,000.

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

Dated: October 15, 2007

20