Form 10KSB
period 2007-11-30
VIROPRO INC
filed 2008-03-11
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2007

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

Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $264,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $ 1,139,667 on January 31, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  37,988,910 of common stock on February 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional small business format (check one):  Yes [  ] No [X]

SEC 2337 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

VIROPRO, INC.

FORM 10-KSB

November 30, 2007

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

12

ITEM 3.

LEGAL PROCEEDINGS

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

SMALL BUSINESS ISSUER PURCAHSES OF EQUITY SECURITIES

14

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

16

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

40

ITEM 8A.

CONTROLS AND PROCEDURES

40

ITEM 8B.

OTHER INFORMATION

40

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

41

ITEM 10.

EXECUTIVE COMPENSATION

43

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCK HOLDER MATTERS

44

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

44

PART IV

ITEM 13.

EXHIBITS

44

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

45

SIGNATURES

45

INDEX TO EXHIBITS

45

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

PART I

Item 1. Description of Business

Historical Background

In 1997, and during the nine months ended March 31, 1998, the Company conducted its business as Food Concepts, Inc. Its primary business activity was retail and wholesale sales of gourmet and specialty coffees. Food Concepts was a roaster, packer and seller of roasted coffees and produced over 70 flavored coffees.

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

In September 2004, the Company authorized the creation of a wholly owned subsidiary, Viropro Canada Inc., to act as a Canadian holding company for its future operating businesses.  In turn, this subsidiary set up wholly owned Canadian subsidiaries named Viropro Pharma Inc., primarily for business development focused on the marketing and distribution of products and advanced technologies in the lucrative field of Life Sciences. Through these subsidiaries the Company is seeking potential businesses and possible acquisitions.

Following its creation, Viropro Pharma appointed a scientific committee comprised of internationally recognized subject matter experts to provide product and technical guidance as well as support to anticipated technical transfer initiatives.

In November 2004, Viropro announced an agreement with Miralus Canada Inc. and Miralus International Inc. for the global commercialization of the “FREEdHEM” line of specialized medical products for the treatment of hemorrhoids with exclusive marketing rights for Japan, Central America and South America and non-exclusive rights for most of the countries elsewhere in the world including Canada.  FREEdHEM is already available in the United States through retail outlets of large pharmaceutical and food distributors. Miralus was to be paid a commission of 10% of any gross sales that it initiates.  As at the year ending November 30, 2005, the agreement and all contact with Miralus were terminated.

Also in November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the rights to marketing and production of therapeutic proteins in international markets. As compensation for the rights of these products, the Company issued 500,000 shares of common stock in February 2005 and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not as yet occurred. In addition, the Company will pay a royalty of 15% of net revenue from sales of the licensed products.

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

On February 2, 2005, Viropro announced that it has signed a scientific research agreement with the INRS-Institut Armand-Frappier research centre for the development and continuous improvement of detection tests related to the B19 virus (parvovirus).  This research project was abandoned in early 2006 to focus on the core business of the Company which is the technology transfer for industrial production of affordable biological therapeutic products whose licenses have expired.

In March 2005, Viropro Pharma Inc. announced the addition of a new line of natural consumer products. This line consists primarily of exclusive natural and homeopathic health products with many of the ingredients or formulations sourced in Europe and Brazil. These products could complement Viropro Pharma’s other biopharmaceutical products and its overall business direction. Due to the lack of financial resources, development of this product line was abandoned in early 2006 to focus on the core business of the company which is the technology transfer for industrial production of affordable biological therapeutic products whose licenses have expired.

In April 2005, Viropro Pharma Inc. announced the creation of a strategic joint-venture with ProteoCell Biotechnologies Inc., a Montreal-based company specializing in the scale-up of production processes of recombinant proteins. The joint-venture was named Viropro-ProteoCell. This JV was to combine the strategic forces in the areas of technical and scientific expertise with a revenue-driven business model. Viropro-ProteoCell was to be the source of turn-key biopharmaceutical projects to second and third world markets that were to provide local manufacturing capabilities with recombinant biotherapeutics. Viropro Pharma wished to partner with ProteoCell Biotechnologies to implement its pro-active business model based on vertical integration. Although Viropro Pharma completed its initial payment of CDN $50,000 and was obligated for six (6) monthly payments of $50,000, to be paid semi-monthly, default of delivery on the part of ProtoCell resulted in the termination of this joint venture.

In September 2005, Mr. Richard Lee, President and Chairman of the Board of Directors announced the appointment of Dr. Jean-Marie Dupuy, who had been acting as a consultant to the Company, as CEO of both the Company and its wholly owned subsidiary, Viropro Canada Inc.  Dr. Dupuy retains the title of President and CEO of Viropro Inc. and Viropro Canada Inc, and the position of Administrator of Viropro International Inc. that was created in October 2005.  Dr. Dupuy also accepted the nomination to the Board of Directors on November 19, 2005.  Dr. Dupuy resigned as Director and Officer of Viropro Pharma Inc in January 2007.

Current Business

The new administration has realigned the current business model to focus on the Company’s expertise; the development of therapeutic proteins.  They have extended partnerships and collaborative agreements to meet such objectives and the Company has not developed the neutraceutical and diagnostic divisions in order to focus on the aforementioned core business.

Viropro is a company operating in the pharmaceutical sector specializing in the sale of technological transfers for biopharmaceutical generic drugs in emerging markets.  Its expertise in cell line and biopharmaceutical manufacturing process development is supported by alliances with major partners in biotechnology. Recently restructured, Viropro is a young company with 2 years of completed activity.

Viropro is not a biotech company.  It does not bear the risks involved in developing new biopharmaceutical drugs.  Viropro maintains as its primary focus, generic versions of blockbuster biopharmaceutical drugs (defined as drug with sales of greater than US$ 1 billion per year) involving low risk.  These products are known, have already been Food and Drug Administration (FDA) approved, and have been used in patients for over 20 years.  In addition, developing manufacturing processes for these drugs is quite well standardized.

Viropro International holds a versatile platform technology with an exclusive license portfolio.  This is due to a strong partnership with Immuno Japan Institute, a company that specializes in target products and early cell line development.  This contract was extended in January 2006 in terms of products, technology, and territory.  It includes the use of a proprietary promoter that significantly enhances the yield of biological products for which Viropro has worldwide exclusive rights, except Japan, for 2 licenses.

In order to strengthen and expand Viropro International's manufacturing and development capabilities, a partnership agreement was also signed with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development.  This agreement allows the Company to benefit from the BRI'S outstanding expertise in biological product process development and scale-up.  With this agreement, the Company is granted an exceptional R&D leverage that minimizes its

R&D expenditure, which in turn enables a greater focus on development of novel products such as monoclonal antibodies.  On October 26, 2006, Viropro signed a second agreement with the National Research Council-Biotechnology Research Institute (NRC-BRI) for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro obtained worldwide exclusive rights for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

Viropro International has also concluded an agreement with Laboratory for Food and Veterinary Biotechnology, University of Montreal (LFVB) which is a significant partnership concerning current Good Manufacturing Practices (cGMP) standards and Drug Master File development.  At the end of 2006, beginning of 2007, LFVB had serious financing problems and they were searching for partners to finance their activities.

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

Viropro's platform technology allows it to develop manufacturing processes for blockbuster biological products.  Viropro manufacturing processes benefit our clients in that they are less expensive, more efficient and thus allow a lower cost of production.  This provides greater access to medications to a population that would normally not have any.  What differentiate Viropro is its business model, platform technology and intellectual property and rights.  They allow Viropro to stand out as a leader in the technological transfer market.

Viropro’s management structure is very lean.  It has an overall headcount of 5 people in its management and scientific team.  The President and CEO, Dr. Jean-Marie Dupuy, has a wealth of experience in the public and large pharmaceutical sector.  Viropro also has strong operations and business development groups headed by Prosper Azoulay.  It is Viropro’s intention to keep its management and scientific personnel at a minimal level until operations and positive revenue streams justify expansion of the team.

On November 7, 2006, Viropro signed its first major contract worth US$ 42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge will manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro should receive US$ 42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro holds an initial equity participation of 14% in the project.  This alliance will allow Tunisia to develop a strong biotech and pharmaceutical industry in the healthcare sector by acquiring an industrial platform technology for biological drugs to service markets such as Africa, the Middle East, Indonesia, Pakistan, Turkey and western territories of the European Community (the ¨Territory¨).  Biochallenge will commercialize these biogeneric drugs at a much lower price to more than 700 million people who do not have access to specific biological drugs for the treatment of diseases such as anaemia, multiple sclerosis, neutropenia, chronic hepatitis B and chronic hepatitis C.  Process development will be initiated in the near future by Viropro and its Canadian partners such as the Biotechnology Research Institute and the Laboratory for Food and Veterinary Biotechnology.  Revenues for Biochallenge should arise a year after having completed its financing, with a pre-marketing of finished products purchased from Contract Manufacturing Organizations (¨CMO,s¨).  Process development will be initiated as soon as Biochallenge initial financing is closed. First year of revenues for Biochallenge will arise the year following the initial closing with a pre-marketing of finished products purchased from Contract Manufacturing Organizations (¨CMO’s¨).  Plant construction should start as soon as the financing is completed and first revenues coming from that plant would arise at the end of the third year following the beginning of the construction.  Biochallenge will export 98% of its production to other countries in the Territory.  The training of Biochallenge’s specialized workers will be done in Canada and in Tunisia by Viropro’s qualified scientists and engineers.  The year following Biochallenge’s initial financial closing, this contract alone is expected to generate US$ 1.1 million for Viropro.  Since Biochallenge did not succeed in raising funds required to start its valuable project, the contract with Viropro terminated in the fall of 2007.

In March 2007, the Company announced the signature of a contractual partnership with NRC-BRI for the development of a high volume sales targeted monoclonal antibody.  The Company intends to out-license this product to various biopharmaceutical manufacturing partners.

On April 12, 2007, Viropro and Invitrogen entered into a collaborative agreement in which Invitrogen is testing and helping to develop innovative production technologies.

In June 2007, the United States District Court of Nevada entered an Order for Judgment in Favor of Viropro for US$ 1.5 Million for improperly received Viropro Shares under Viropro’s Former Management.

In October 2007, the Company signed the final contract with Intas Biopharmaceuticals Limited (IBPL) for the development and production of an undisclosed therapeutic protein.  The signature of the development contract along with a consultancy agreement contract signed in parallel will provide Viropro with product development and licensing revenues of US$ 2.1 Million over the next 2 years.

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

Through potential partners, Viropro is working to establish itself in North African and Middle Eastern countries. The most promising bio-therapeutics are Interferon alpha, G-CSF and Erythropoietin. From about 700 million inhabitants, the potential client population is several hundred thousands of people.

Technology and strategic alliances

Viropro now holds a versatile platform technology with an exclusive license portfolio. This is a result of strong partnerships with the Biotechnology Institute in Montreal and with Immuno Japan Institute through agreements that include the use of proprietary promoters that significantly enhance the yield of recombinant proteins.  In addition,

Viropro's platform technology allows it to develop manufacturing processes for blockbuster biotech products which are already off patent or for which patent expiry is imminent. The platform also allows the Company to undertake contractual development for biotechnology and biopharmaceutical manufacturing companies, and develop or co-develop new products with partnering companies.

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

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous R&D leverage that minimizes its R&D expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro’s collaboration with the BRI is a productive one, and the company enjoys the advantages of the BRI’s infrastructure and expertise, its highly specialized equipment for applied biotech, and a local network of skilled scientists and technicians to complement Viropro’s own.  On October 26, 2006, Viropro signed a second agreement with the National Research Council- Biotechnology Research Institute (NRC-BRI) for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained worldwide rights for the production of the recombinant human interferon beta («rH IFN beta»). On March 19, 2007, Viropro announced that an important contractual partnership had been signed with the National Research Council-Biotechnology Research Institute  (NRC-BRI) for the development of one of the company’s main products, a targeted high-volume sales Monoclonal Antiboby.  NRC-BRI had granted Viropro an exclusive worldwide license for cutting edge intellectual property designed to increase the production of specific biopharmaceutical products in manufacturing processes.  Viropro is also planning to sign new agreements with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

Viropro also concluded agreements with Parteurop, a French consulting company, as well as with world-known universities and research institutes in France and in Canada. Other significant partnerships concern GMP production and Drug Master File development.

Industry

The pharmaceutical industry was evaluated at approximately US$ 600 billion in 2006 (Emerging Markets in Asia, Latin America and Eastern Europe Gain Strength, IMS Health, 2006).  Of this, biopharmaceutical products make up approximately 10%, or about US$ 60 billion.  The biopharmaceutical sector is the fastest growing segment and is commonly said to be the future of the pharmaceutical industry.  Revenues of the world’s publicly-traded biotech companies grew 18 percent in 2005 reaching an all-time high.  The U.S. and European biotechnology sectors showed 16% and 17%

growth respectively, with the former posting its third consecutive year of strong product approvals and solid financial results (Beyond Borders: The Global Biotechnology Report, Ernst & Young, 2006).

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

2.

The second major alliance was formed with the Biotechnology Research Institute of the National Research Council Canada (NRC-BRI located in Montreal, Canada). This alliance gives Viropro access to expertise as well as state-of-the-art equipment and facilities for bio-process innovation and purification process development as well as the scalability of bioprocesses under industrial scale conditions.

3.

The collaborative agreement with Invitrogen will help the Company to develop innovative production technologies and to optimize the yield of production of recombinant proteins.

 4.

The contract signed with Intas Biopharmaceuticals Limited for the development and production of an undisclosed therapeutic protein will bring significant revenues for Viropro in the next 2 years and will allow the company to out-license the product to various biopharmaceutical companies.  It is expected that this contract will bring Viropro in the next 2 years US$ 2.1 million according to milestones and around US$ 100 million in royalties during the 10 years following marketing of the product.

5.

Negotiations are ongoing with other companies specialized in providing clients and partners with industrially adapted biological material as well as offering high level services for the optimization of specific steps in the development of bioprocesses.

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

Employees

Including the President, the Company has five employees.  Headcount has been significantly reduced to preserve the cash along 2007.

Financing

During February 2006, the shareholders voted to increase the authorized capital to 45,000,000 common shares and during October 2006 the shareholders further voted to increase the authorized capital to 100,000,000 common shares.

Effective March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture.  The debentures are convertible into common shares at $0.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company would issue 5,000 warrants to purchase common shares at $0.25 per share expiring on March 1, 2009.  Through November 30, 2006, an aggregate of $713,429 had been received in cash.  The offering expired 105 days from its commencement unless extended for an additional 120 days by the Company.  If the minimum number of debentures were not sold, the Company would return the proceeds to the investors.  As of June 23, 2006, the entire subscription of $1,300,000 of convertible debentures had been sold.  As of November 30, 2006, $596,571 remained to be collected.  During the three months ended February 28, 2007, an additional $488,965 was received in cash.

From March 1, 2006 to November 30, 2006, 713.429 units of convertible debentures at a price of $1,000 per unit have been sold.  As of May 31, 2007, the entire subscription of $1,300,000 had been collected.  The Company has determined the debentures to have a beneficial conversion feature totaling $420,527.   The beneficial conversion feature has been recorded as a debt discount which is being amortized  over  the  life  of the loans.  The beneficial conversion feature was valued under the Black-Scholes options pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise up to 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and is being amortized over the life of the loans.  The warrants were valued under the Black-Scholes options pricing model.

Recent events

On October 2007, the Company announced an expected US$ 1.5 Million financing.  On December 21, 2007, the Company informed its Stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the company raised only $70,000 from this first tranche of $300,000.

Item 2. Description of Property

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2,400 square feet of office space on a 3-year lease, with a monthly rental cost of CDN$2,000 (approximately US$1,720). Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space.

In addition, the Company rents laboratory facilities in Montreal occupying approximately 1,400 square feet under a one-year renewable lease expiring October, 2008. The facilities cost the Company $3,100 per month (approximately US$ 2,666).

Item 3. Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and paid $14,250 in damages and attorneys fees.

In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro. To date the federal action is ongoing. The management of Viropro has been vigorous in pursuing the prosecution and defense of this case. There is a trial date set for July 22, 2008.

There is pending litigation concerning Viropro Pharma Inc., a wholly owned subsidiary of Viropro Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma Inc. vigorously contests the claim; however, does agree that $5,000 CDN is owed.  This claim was dismissed on May 25, 2007 as the plaintiff chose not to pursue the case.

Item 4. Submission of Matters to Vote of Security Holders

On January 24, 2008, the company held an Extraordinary Special Meeting of Stockholders on January 24, 2008 in order to review the company’s accomplishments of 2007 and  to inform shareholders of the current financial situation, on the 2008-2009 proforma financial forecasts and recently received financing proposals.

The decisive partnerships signed with the Biotechnology Research Institute in Montreal on March 06, 2007 and with Invitrogen Inc. on May 07, 2007 enabled Viropro to sign a first significant contract with Intas Biopharmaceutical Ltd (IBPL) on October 07, 2007 for the development of a biotherapeutic product. This contract signature led to the first milestone payment and allowed Viropro to receive its first revenues. The remaining payments are expected over the next 18 months according to milestones. Royalties of around US$ 100 million over 10 years for the first product are expected to start by the end of 2011.

Due to financial difficulties, the company had to slower the development of its first biotherapeutic product and to push back the development of a second biotherapeutic product to the 2nd quarter of 2008 and of a third biotherapeutic product to the 1st quarter of 2009. It is expected that the development time for each product will be approximately 18 months. It is therefore anticipated that by the end of 2009, two fully developed products will be transferred to client companies for GMP manufacturing and that development of the 3rd product will be well advanced, leading to the signature of a new contract for the 2nd biotherapeutic product and to two subcontracts for the first product in collaboration with IBPL. Contractual revenues for 2008 and 2009 are expected to be about US$ 6.6 million with development expenses of approximately US$ 4.1 million. Being as most of the milestone payments are expected in the first quarter of 2009, a financing is required.

A resolution was adopted by shareholders to extend to March 24, 2008 the decision to be taken about the continuity of its activities, giving additional time to Viropro Inc.’s directors to consider various financing proposals submitted and to be submitted. If adequate financing is available, restructuring of the company will be undertaken in order to carry out the development projects.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities

The Company's Common Stock trades on the NASDAQ’s OTC Bulletin Board under the symbol "VPRO".  Prior to November 26, 2003, the stock traded under the symbol “VROP.”

The following table sets forth the range of high and low closing prices for the Company's common stock as quoted by the OTC:BB. These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions:

HIGH

LOW

QUARTER ENDING

February 28, 2006

$0.42

$0.40

May 31, 2006

$1.26

$1.18

August 31, 2006

$0.74

$0.60

November 30, 2006

$0.87

$0.27

February 28, 2007

$0.24

$0.18

May 31, 2007

$0.24

$0.19

August 31, 2007

$0.13

$0.13

November 30, 2007

$0.09

$0.09

As of November 30, 2007, there were 513 shareholders of record. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

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

During December 2004, the Company issued 682,500 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received prior to November 30, 2004 aggregating $136,500. In conjunction with this offering the Company issued 1,457,500 warrants to purchase common shares at $.25 per share. The warrants expire in December 2007.

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

During the period from December 2006 to November 2007, the Company issued i) an aggregate of 1,893,836 shares for services performed; ii) an aggregate of 600,000 common shares pursuant to the exemption contained in Regulation S for cash received of $62,000; an aggregate of 3,002,543 shares for conversion of debentures and payment of interest on the debenture.

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

Selected Financial Data

The following selected financial data for the years ending November 30, 2007 and 2006 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

For the Year Ending November 30,

                 2007

                 2006

Net Revenues

264,000

-0-

Operating Expenses

$2,039,766

$4,276,631

Income Taxes

-0-

-0-

Comprehensive (loss)

($2,711,541)

($4,410,354)

Loss Per Share

($0.08)

($0.18)

Balance Sheet Data:

As at November 30, 2007

Working Capital (Deficit)

($489,158)

Total Assets

$ 1,191,028

Total Liabilities

$ 1,462,242

Stockholders' Deficit

$ (271,214)

Results of Operations

Revenues and Cash Position

During the year ended November 30, 2007, the company registered licensing revenues of $264,000 compared to no revenue for the same period the previous year.  Cash position was $39,993 compared to $97,388 as of November 30, 2006. Despite significant reduction in expenses during fiscal year 2007, this decrease in cash was mainly due to the lack of adequate financing all year long.  Cash used in operating activities amounted to $726,423 compared to $1,355,915 in the prior year.

The cash balance as at the year end is inadequate for the Company’s planned business activities and we do not have the assurance the Company will succeed in closing financings required to pursue its business activities.

Operating Expenses and Net Loss

Our average monthly (recurring) expenses during the year ended November 30, 2007 approximated US$100,000, and included rent, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance. Sums paid to the officers and directors as reimbursement of expenses for the year ended November 30, 2007 amounted to $56,798 ($125,350; 2006)

All our cash expenditures in 2007 were for office overhead, travel, fund raising activities, investor relations, legal and accounting.  The large change in our expenses reflects the re-commencement of new business activities.

During the year ending November 30, 2007, the Company incurred an operating loss of $1,775,766 as compared to $4,276,631 for the year ended November 30, 2006. The decrease in loss was attributed entirely to the implementation of our turnaround plan during 2007.  Loss per share was $0.08 for the year ended November 30, 2007 as compared to $0.18 for the year ended November 30, 2006.

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2,400 square feet of office space on a 5-year lease, with a monthly rental cost of CDN$2,000 (approximately US$2,000). Management believes that these facilities are adequate for its current situation and that should the need arise it would be able to lease additional or replacement space. In addition the Company rents laboratory facilities in Montreal occupying approximately 1,400 square feet under a one-year renewable lease expiring October 2008. The facilities cost the Company $3,600 per month (approximately US$ 3,600).

Plan of Operations

As indicated above, the Company will focus on the development and transfer of “in licensing” leading technological processes for the manufacture of high quality bio-products. The business strategy being developed since 2006 is to target emerging, un-served markets with high potential for our chosen product line by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The markets that Viropro has chosen to focus on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

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

Negotiations with several prominent firms in South America progressed well.  The Company has signed an agreement with Intas Biopharmaceuticals Limited.  This first contract is in accordance with our model built on recurring sales revenues and short and long term profitability.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer and royalties.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Viropro, Inc. and subsidiaries

Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheets of Viropro, Inc. and subsidiaries (A Development Stage Company) as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception (July 1, 2003) to November 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. and subsidiaries (A Development Stage Company) as of November 30, 2007 and 2006, and results of its operations and its cash flows for the years then ended and from inception (July 1, 2003) to November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered losses from operations, current liabilities exceed current assets and it is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya, Griffith & Company, LLC

Henderson, Nevada

March 7, 2008

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Balance Sheets (In US Dollars)
	November 30, 2007	November 30, 2006
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash	$39,993	$97,388
Other receivables	21,381	3,574
Prepaid expenses	9,262	4,116
GST taxes	6,507	22,104
Financing costs	248,162	409,197
Total current assets	325,305	536,379

Investment in Biochallenge S.A.	-	51,973

Property and Equipment, net	13,353	17,192

Other Asset
Patent, net	852,370	957,370

Total Assets	$1,191,028	$1,562,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$753,815	$452,954
Other payables	30,648	8,188
Deferred revenue	-	49,965
Common stock payable	30,000	-
Total Current Liabilities	814,463	511,107

Convertible debentures (net of unamortized debt discount of $166,221)	647,779	547,417
Total Liabilities	1,462,242	1,058,524

Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 37,988,910 shares issued and outstanding	37,989	32,493
Additional paid in capital	12,602,034	11,105,358
Deferred stock compensation	(69,860)	(503,625)
Deficit accumulated during the development stage	(10,771,590)	(8,116,986)
Accumulated deficit	(1,971,555)	(1,971,555)
	(172,982)	545,685
Other comprehensive income:
Foreign currency translation (loss) adjustment	(98,232)	(41,295)
Total Stockholders’ Deficit	(271,214)	(504,390)
Total Liabilities and Stockholders’ Deficit	$1,191,028	$1,562,914

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2007	2006	2007
	(Audited)	(Audited)	(Audited)

Revenues	$ 264,000	$ -	$ 264,000

Cost of revenue	-	-	-

Gross profit	264,000	-	264,000

Operating expenses:
General and administrative -non cash compensation	672,598	2,574,273	6,086,870
General and administrative	1,367,168	1,702,358	3,911,137

Total operating expenses	2,039,766	4,276,631	9,998,007

Operating loss	(1,775,766)	(4,276,631)	(9,734,007)

Other income (expense)

Interest expense	(826,865)	(158,745)	(985,610)
Loss on investment	(51,973)	-	(51,973)
	(878,838)	(158,745)	(1,037,583)

Net loss	$ (2,654,604)	$ (4,435,376)	$ (10,771,590)
Comprehensive income:
Foreign currency translation adjustment	(56,937)	25,022	(98,232)
Comprehensive loss	$ (2,711,541)	$ (4,410,354)	$ (10,869,822)

Per share information - basic:

Weighted average shares outstanding	34,791,633	24,233,121

Loss per common share	$ (0.08)	$ (0.18)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2007
(Audited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance June 30, 2003	4,116,974	$ 4,117	$ 1,957,308	$ -	$ -	$ (1,971,555)	$ -	$ (10,130)
						-
Shareholders’ direct payments for accounts payable	-	-	10,130	-	-	-	-	10,130
Net (loss)	-	-	-	-	(8,525)	-	-	(8,525)
Balance November 30, 2003	4,116,974	4,117	1,967,438	-	(8,525)	(1,971,555)	-	(8,525)

Common shares issued for cash	250,000	250	49,750	-	-	-	-	50,000
Common stock subscriptions	-	-	1,190,140	-	-	-	-	1,190,140
Net (loss)	-	-	-	-	(1,159,543)	-	-	(1,159,543)
Foreign currency translation	-	-	-	-	-	-	2,478	2,478
Balance November 30, 2004	4,366,974	4,367	3,207,328	-	(1,168,068)	(1,971,555)	2,478	74,550

Issuance of shares subscribed for at November 30, 2004	3,834,500	3,834	(3,834)	-	-	-	-	-
Common shares issued for cash	1,415,630	1,416	289,230	-	-	-	-	290,646
Common shares issued for services	6,265,965	6,266	1,744,828	-	-	-	-	1,751,094
Common stock subscriptions – cash	-	-	297,500	-	-	-	-	297,500
Common stock subscriptions – services	-	-	60,000	(60,000)	-	-	-	-
Amortization of deferred compensation	-	-	-	15,000	-	-	-	15,000
Common stock subscription receivable	-	-	25,000	-	-	-	-	25,000
Net (loss)	-	-	-	-	(2,513,542)	-	-	(2,513,542)
Foreign currency translation	-	-	-	-	-	-	(68,795)	(68,795)

Balance November 30, 2005	15,883,069	$ 15,883	$ 5,620,052	$ (45,000)	$(3,681,610)	$ (1,971,555)	$ (66,317)	$ (128,547)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2007 – Continued
(Audited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2005	15,883,069	$ 15,883	$ 5,620,052	$ (45,000)	$(3,681,610)	$ (1,971,555)	$ (66,317)	$ (128,547)

Common stock issued for cash	4,000,997	4,001	701,587	-	-	-	-	705,588
Common stock issued for services	9,108,555	9,109	3,023,790	(503,625)	-	-	-	2,529,274
Common stock issued for patent	3,500,000	3,500	1,046,500	-	-	-	-	1,050,000
Amortization of deferred compensation	-	-	-	45,000	-	-	-	45,000
Record debenture financing and debt discount	-	-	713,429		-	-	-	713,429
Net (loss)	-	-	-	-	(4,435,376)	-	-	(4,435,376)
Foreign currency translation	-	-	-	-	-	-	25,022	25,022

Balance November 30, 2006	32,492,621	$ 32,493	$ 11,105,358	$ (503,625)	$(8,116,986)	$ (1,971,555)	$ (41,295)	$ 504,390

Common stock issued for cash	600,000	600	61,400	-	-	-	-	62,000
Common stock issued for services	1,893,836	1,894	236,940	(238,834)	-	-	-	-
Common stock for debentures converted and interest	3,002,453	3,002	597,488					600,490
Amortization of deferred compensation	-	-		672,599	-	-	-	672,599
Record debenture financing and debt discount	-	-	600,848		-	-	-	600,848
Net (loss)	-	-	-	-	(2,654,604)	-		(2,654,604)
Foreign currency translation	-	-	-	-	-	-	(56,937)	(56,937)

Balance November 30, 2007	37,988,910	37,989	12,602,034	(69,860)	(10,771,590)	(1,971,555)	(98,232)	(271,214)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2007	2006	2007
	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net loss	$ (2,654,604)	$ (4,435,376)	$ (10,771,590)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on investment	51,973	-	51,973
Depreciation and amortization	108,839	96,533	206,792
Consulting fees – non-cash stock compensation	672,599	2,574,273	6,084,871
Amortization of financing costs	581,226	97,621	664,239
Amortization of beneficial conversion feature	247,540	40,602	288,145
Changes in assets and liabilities:
(Increase) decrease in other receivables	(17,807)	10,756	(21,381)
Decrease in receivable for common stock	-	25,000	-
Increase in prepaid expenses	(5,145)	15,370	(9,261)
Decrease in GST taxes	15,597	40,653	(6,507)
Increase in accounts payable and accrued expenses	300,864	142,051	725,156
Increase (decrease) in other payables	22,460	(13,363)	30,648
Decrease in deferred revenue	(49,965)	49,965	-
Net cash used in operating activities	(726,423)	(1,355,915)	(2,756,915)

Cash flows from investing activities:
Investment in Biochallenge S.A.	-	(51,973)	(51,973)
Acquisition of property and equipment	-	(9,229)	(22,515)
Net cash used in investing activities	-	(61,202)	(74,488)

Cash flows from financing activities:
Proceeds from issuance of common shares	62,000	705,588	1,592,234
Proceeds from issuance of convertible debenture	633,965	713,429	1,347,394
Common stock payable	30,000	-	30,000
Net cash provided by financing activities	725,965	1,419,017	2,969,628

Net increase (decrease) in cash	(458)	1,900	138,225
Effect of foreign currency translation adjustment	(56,937)	25,022	(98,232)
Cash, beginning of period	97,388	70,466	-

Cash, end of period	$ 39,993	$ 97,388	$ 39,993

Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -
Non cash investing and financing activities :
Issuance of common stock for conversion of debentures and interest	$ 600,490	$ -	$ 600,490
Issuance of common stock for patent (3,500,000 shares)	$ -	$ 1,050,000	$ 1,050,000
Receivable for common stock	$ -	$ -	$ 25,000

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2007

(Audited)

Note 1: Organization and Basis of Presentation

Viropro, Inc. (formerly known as Food Concepts, Inc.) (The Company) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company. The Company is currently attempting to commence operations in the biopharmaceutical field.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2007

(Audited)

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed. Depreciation is computed using the straight line method over the estimated useful lives of 3 to 5 years.

Property and equipment consists of the following as of November 30, 2007:

Laboratory equipment

$

4,117

Computer equipment

10,802

Furniture and fixtures

6,175

21,094

Less : accumulated depreciation

(7,741)

Fixed assets, net

$

13,353

Depreciation expense for the years ended November 30, 2007 and 2006 was $3,839 and $3,187, respectively.

Investment in Biochallenge S.A.

In January 2006, the Company purchased for $51,973 an approximate 15% common stock equity interest in Biochallenge S.A., a Tunisian pharmaceutical firm.  During 2007, the investment was evaluated for impairment due to an adverse change in the market condition of the invested company.  As a result of this evaluation, the Company determined the investment to be impaired and recognized a loss on investment of $51,973 as of November 30, 2007

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Patent

In January 2006, the Company issued 3,500,000 shares worth $1,050,000 for the purchase of a patent from Immuno Japan Inc.  The patent is valued at the fair market value of the shares on the date of purchase an is being amortized over 10 years.  Amortization expense for the years ended November 30, 2007 and 2006 was $105,000 and $93,346, respectively.

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

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards (“SFAS”) 130, "Reporting Comprehensive Income".  SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Foreign Currency Translation

The local currency (Canadian Dollar) is the functional currency for the Company’s operations. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders’ equity as comprehensive income (loss).

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

Stock-Based Compensation

On January 1, 2006 the Company adopted SFAS No. 123(R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Stock-Based Compensation (Continued)

The Company adopted SFAS No.123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006.  The accompanying consolidated financial statements as of and for the year ended November 30, 2007 reflect the impact of SFAS 123 (R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated  financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the year ended November 30, 2007 totaled $672,599 (2006; $2,574,273).

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Recent Pronouncements (Continued)

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company does not believe that FIN 47 will have a material impact on its financial position or results from operation.

In February 2007, the FASB issued SFAS 159 “The fair value option for financial asset and financial liabilities – an amendment of FSAB statement 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Standard is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

Note 2: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $12,743,145 ($1,971,555 and $10,771,590, respectively.)

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

In October 2007, the company announced an expected US$ 1.5 Million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the Company raised only $70,000 from this first tranche of $300,000.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 2: Going Concern (Continued)

On January 24, 2008, Viropro reported on its Extraordinary Special Meeting of Stockholders: due to difficulties in obtaining financing to pursue its activities, the company had to slow the development of its first biotherapeutic product and had to lay-off its employees.  A resolution was adopted by Shareholders to extend up to March 24, 2008 the decision to be taken about the continuity of its activities, giving additional time to Viropro Inc’s directors to consider various financing proposals submitted and to be submitted.  If adequate financing is available, restructuring of the Company will be undertaken in order to carry out the development projects.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the years ended November 30, 2007 and 2006, the Company incurred net losses of $2,654,604 and $4,435,376, respectively.

The Company’s ability to continue, as a going concern is contingent upon its ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates. (see Note 8- Subsequent Events)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 3: Income Taxes

As of November 30, 2007 and 2006, the Company has a net operating loss carry forward of approximately $5,972,000 and $3,820,000, respectively.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2032.  Components of net deferred tax assets, including a valuation allowance, are as follows at November 30:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$ 2,030,000	$ 1,300,000
Total deferred tax assets	2,030,000	1,300,000
Less: Valuation Allowance	(2,030,000)	(1,300,000)

Net Deferred Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets as of November 30, 2007 and 2006 was approximately $2,030,000 and $1,300,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2007 and 2006 and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30:

	2007	2006

Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 4: Convertible debentures

Viropro agreed to issue up to $1,300,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remained available.  The Company has determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and will be amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.

From March 1, 2007 to November 30, 2007, investors converted $600,491 in private debenture financing as well as accumulated interest into 2,882,112 common shares.  As of November 30, 2007, $1,300,000 was collected, $556,000 was converted and none of the convertible debenture remains available.

On October 2007, the Company announced an expected US$ 1.5 Million financing.  On December 21, 2007, the Company informed its Stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the company raised only $70,000 from this first tranche of $300,000.  The company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was using the intrinsic value method.

Note 5: Stockholders’ Deficit

At November 30, 2005, the Company had 20,000,000 authorized shares of common stock with a par value of $.001. Each share entitles the holder to one vote.

During the five month period ended November 30, 2003, the Company implemented a 1 to 12.14 reverse stock split. All share and per share amounts have been restated to reflect this split.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 5: Stockholders’ Deficit (Continued)

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 5: Stockholders’ Deficit (Continued)

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

During the period December 2005 through November 2006, the Company issued an aggregate of 9,108,555 shares for services performed.  In January 2006, the Company issued 3,500,000 shares in exchange for a patent.  During the period December 2005 through November 2006, the Company issued an aggregate of 4,000,997 common shares pursuant to the exemption contained in Regulation S for cash received of $1,024,087.

During April 2007, 1,937,612 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $387,522 or $0.20 per share.

During May 2007, 557,500 shares were issued for services performed which were valued at their fair market value totaling $105,200.

During May 2007, 203,021 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $40,604 or $0.20 per share.

During July 2007, 1,336,336 shares were issued for services performed, which were valued at their fair market value totaling $133,634.

During October 2007, 740,000 shares were issued for conversion of debentures, valued at $148,000 or $0.20 per share.

During November 2007, 121,820 shares were issued for payment of interest on the debentures, valued at $24,364 or $0.20 per share.

During November 2007, 600,000 common shares were issued pursuant to the exemption contained in Regulation S for cash, valuing $62,000.

Certain detachable stock warrants have been granted related to convertible debentures discussed in Note 4: Convertible debentures.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 5: Stockholders’ Deficit (Continued)

The following table summarizes the Company’s detachable stock warrant activities:

	Number of Warrants	Exercise Price
Balance as of July 1, 2003 (Inception)	-	$ -
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2003	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2004	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2005	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2006	3,567,145	0.25
Warrants issued	2,932,855	0.25
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2007	6,500,000	0.25

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

November 30, 2007

(Audited)

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

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2,400 square feet of office space on a 3-year lease which expires during October 2008, with a monthly rental cost of $1,720.

In addition the Company rents laboratory facilities in Montreal occupying approximately 1,400 square feet under a one-year renewable lease expiring October, 2008. The facilities cost the Company $3,252 per month.

Future minimum rental payments pursuant to the above agreements are as follows:

2008: $17,200

Rent expense was $64,229 during 2007.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 7. Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and paid $14,250 in damages and attorneys fees.

In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro. To date the federal action is ongoing. The management of Viropro has been vigorous in pursuing the prosecution and defense of this case. There is a trial date set for July 22, 2008.

There is pending litigation concerning Viropro Pharma Inc., a wholly owned subsidiary of Viropro Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma Inc. vigorously contests the claim; however, does agree that $5,000 CDN is owed.  This claim was dismissed on May 25, 2007 as the plaintiff chose not to pursue the case.

Note 8.  Subsequent Events.

On December 27, 2007, a shareholder initiated a legal dispute against the Company claiming USD$ 105,000 for i) loss of revenues on the sale of 300,000 Common Shares of Viropro arising from delays incurred to remove the legend on restricted rule 144 Common Shares and ii) the non-payment of capital and interest due from an investment made into a debenture on August 2006.  The lawsuit will be referred to Company’s legal counsel.

On January 24, 2008, Viropro reported on its Extraordinary Special Meeting of Stockholders: due to difficulties in obtaining financing to pursue its activities, the Company had to slow the development of its first biotherapeutic product and to lay-off its employees.  A resolution was adopted by Shareholders to extend up to March 24, 2008 the decision to be taken about the continuity of its activities, giving additional time to Viropro Inc’s directors to consider various financing proposals submitted and to be submitted.  If adequate financing is available, restructuring of the company will be undertaken in order to carry out the development projects.

On March 3, 2008, Viropro signed a Term Loan Agreement with 9188-5400 Quebec Inc (hereafter called «First Royalties») to borrow US$ 2,000,000 which shall be disbursed by First Royalties in 6 Tranches as follows:

•

US$ 400,000 before March 22, 2008;

•

US$ 200,000 before April 15, 2008;

•

US$ 300,000 before June 15, 2008;

•

US$ 300,000 before August 15, 2008;

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements - continued

November 30, 2007

(Audited)

Note 8.  Subsequent Events (continued)

•

US$ 300,000 before October 15, 2008;

•

US$ 500,000 before December 30, 2008

As of March 7, 2008, US$ 249,568 has been received from the US$400,000 First Tranche.

The Term Loan is accompanied by a conversion right permitting the lender to convert the capital and interest into Common Shares of Viropro at a deemed price of US$0.03 per Share.  The Common Shares issued will be subject to rule 144.  The Term Loan will bear interest from the date such Loans are made at the rate of 10 percent (10%) per annum.  Interests are payable, on a quarterly basis, in Common Shares of Viropro at a deemed price of US$0 03 per Share.  A Deed of Hypothec on all movable property and assets of Viropro will be granted to First Royalties when a minimum of US$ 1,000,000 financing would have been closed through the Term Loan.

On March 7, 2008, at signature of the abovementioned US$ 2,000,000 Term Loan Agreement, both parties agreed that it would be more beneficial for the Company that the Management Team resign in order to allow First Royalties to execute the business plan that will have to be completed in the near future.  Consequently, the Management Team resigned as of March 7, 2007.  The Board of Directors then appointed Mr. Serge Beausoleil as President of Viropro.  Mr. Beausoleil and his Team successfully completed their due diligence.  All Board Members resigned after this appointment.  New Board Members would be appointed shortly. Basically, Company’s focus should remain the same.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and VP Operations, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and VP Operations concluded that there were deficiencies in the Company's disclosure controls and procedures.

Our management team is diligently developing and implementing disclosure controls and procedures to ensure that such information required for disclosure is recorded, processed, summarized and reported timely and accurately.

Notwithstanding the above-mentioned weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Other than as described above, there was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

As of March 7, 2008, and as reported to the Securities Exchange Commission via Form 8K on March 7, 2008, Viropro signed a US$2,000,000 Term Loan Agreement with 9188-5400 Quebec Inc (hereafter called “First Royalties”).  As agreed between Viropro and First Royalties, the Board of Directors appointed Mr. Serge Beausoleil as President of Viropro Inc.  Mr Beausoleil will appoint new Board Members in the near future.  As a condition of the implementation of the Term Loan Agreement, all members of the present Board of Directors of Viropro Inc and Viropro International Inc, i.e. MM. Jean-Marie Dupuy, Prosper Azoulay, Claude Griscelli and Emilio Binavince, as well as the present administration and management of Viropro Inc and Viropro International Inc resigned as of March 7, 2008.

PART III

Item 9. Directors and Executive Officers of the Registrant

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME                                     AGE             POSITION             LENGTH OF SERVICE

----------------------------------   --------          -----------------          ------------------------------

Jean-Marie Dupuy                     70                  Director               From November 19, 2005

Claude Griscelli                         71                  Director               From May 23, 2006

Prosper Azoulay                        55                  Director               From November 19, 2005

Emilio Binavince                       68                  Director              From January 17, 2007

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                               AGE            POSITION                     LENGTH OF SERVICE

------------------------------   --------         --------------------------     ---------------------------------

Jean-Marie Dupuy                70             President                         From September 20, 2005 to date

                                                               Secretary/Treasurer

JEAN-MARIE DUPUY, Director, President and CEO

Prior to joining Viropro as President and CEO, Dr. Dupuy was a consultant to several pharmaceutical and biotech companies for project development, scientific advice, pre-clinical and clinical research, clinical trial implementation, and regulatory agency assistance. From 1998-2002, he was Vice President in charge of Medical and Regulatory Affairs at Immuno-designed Molecules and before 1998, Project Director, Immunology/Oncology Programs at Wyeth Ayerst (1994-98) and Medical Director at Pasteur Merieux Connaught (1986-94).

Prior to joining the pharmaceutical industry, Dr. Dupuy held several academic positions in France and Canada. In Canada, he was Director of clinical immunology, Montreal Children's Hospital and Director of the Immunology Research Center, Armand Frappier Institute, Montreal, Canada (1978-86).

In France, Dr. Dupuy was Deputy Director of the Department of Pediatric Liver Diseases, Bicêtre Children Hospital, Paris and head of the Immunology and Virology Research Centre (1970-78) at INSERM.

Dr. Dupuy has conducted intensive clinical & research activities in Pediatrics, Immunology, Virology and Vaccines. He received his post-doctoral training in Minneapolis (USA). Dr. Dupuy is the author or co-author of more than 240 original scientific and medical articles, communications and books.

CLAUDE GRISCELLI, Director

Currently Dr. Griscelli holds the position of Vice-president for Wyeth France in charge of scientific affairs.  He is also the president of the Wyeth foundation for Children’s Health.  Prior to Wyeth, Dr Griscelli held positions as Councellor for Medical and Scientific strategies of Public Hospitals of Paris and General Director of NIHMR (National Institute of Health and Medical Research).

PROSPER AZOULAY, Director

Mr. Azoulay is an entrepreneur with more than 25 years of experience in commercialization and marketing consumer product lines throughout North America. He has also been effective in the launching of retail stores, specifically, the One Price Cleaner chain, and in the development of franchising concepts, selling over 16 franchises during one year.

EMILIO BINAVINCE, Director

Mr. Binavince, counsel to the law offices of France Viele, was formerly a partner in Gowling, Strathy & Henderson.  He was educated in the Philippines (LL.B.), United States (M.C.L., Tulane, LL.M. Harvard) and Germany (Doctoral Studies, Bonn).  He is a member of the Bars of Ontario, Saskatchewan and the Philippines.  He was the founding Chairman, Joint MBA/LL.B. Program and Co-Director of the Graduate Faculty of Law at the University of Ottawa.  He is an advocate of over thirty years and has appeared as counsel in all levels of Court including the Supreme Court of Canada and various administrative tribunals.

(B) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

Including the President, the company has five employees.

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

CODE OF ETHICS

The Company’s Code of Ethics was submitted with Form 10KSB for the period ended November 11, 2004, as filed with the Securities Exchange Commission on March 14, 2005.

Item 10.  Executive Compensation

Except as described below, the Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal year ended November 30, 2007.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

SUMMARY COMPENSATION TABLE

Name and

Long-term

Principal Position

Year

Salary

Bonus

Compensation

_______________________________________________________________________________

Jean-Marie Dupuy

2007

 $92,492

 none

none

President & CEO

Gino Di Iorio

2007

$47,781

none

none

CFO

The President's salary is currently set at CDN$168,000 per year (approximately CDN$14,000, per month) as per a 3-year employment contract ending December 31, 2009. Meanwhile, due to financial constraints observed since January 1, 2007, he accepted to be temporarily paid on the basis of CDN $12,000 per month until the next financing for a minimum of $500,000.  Furthermore, since March 1, 2007, the President’s salary has been cut by 50% to preserve the cash until next closing.  Accruals to reflect Mr. Dupuy’s employment contract have been recorded as of November 30, 2007. Our CFO’s salary is currently set at CDN $95,000 per year (approximately US $6,800 per month).  The CFO resigned on July 2007.

During the year ended November 30, 2007, the President received 125,000 shares of the Company as additional compensation and bonus for a value of $12,500.

Mr. Prosper Azoulay, director, has been engaged as a consultant to the Company under a two-year contract ending December 31, 2009.  His fee for services rendered is US $10,000 per month.  Meanwhile, due to financial constraints, since January 1, 2007, he accepted to be paid temporarily on the basis of CDN $8,500.00 per month until next financing for a minimum of $500,000.  Accruals to reflect Mr. Azoulay’s consulting contract have been recorded as of November 30, 2007. During the year ended November 30, 2007, he received 350,000 shares of the Company as additional compensation and bonus.

(c) Options/SAR Grants Table

The stock option plan was approved and filed by the board of directors in July 2006.  The plan provides for a maximum of 2,500,000 options at a maximum offering price of $0.50 per share.  As at November 30, 2007, there are 1,010,000 options granted to board members and employees and no options were exercised during this past year.  In November 2007, the board of Directors decided to cancel the Stock Option Plan and all stock options already granted.

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

         None.

(h) Report on Re-pricings of Options/SARs

         None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2007, the number and percentage of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Jean-Marie Dupuy (1)

1,704,000

  4.5

Prosper Azoulay (2)

   936,244

  2.5

Immuno-Japan Inc.

4,000,000

10.5

Claude Boulanger (3)

   1,736,356

   4.6

Trivor Group

   2,825,545

   7.4

Other Directors (2 people)

200,000

0.05

(1) Directly or indirectly.  Mr Dupuy is Director and Officer.

(2) Included indirectly through Groupe Conseil PAC Inc, 796,244 shares.  Mr Azoulay is Director and    Officer.

(3) Included indirectly, through 143499 Canada Inc, 800,000 shares and through 6604579 Canada Inc. 750,000 shares.

Item 12. Certain Relationships and Related Transactions

No disclosure necessary.

Item 13. Exhibits

The following exhibits are filed herewith:

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1

Section 1350 Certification.

Item 14.  Principal Accountant Fees and Services

 (a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of quarterly financial statements will total $44,000 for the year ended November 30, 2007 and were $30,900 for the year ended November 30, 2006.

(b) Audit-Related Fees

During fiscal 2007 and 2006 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

Our principal accountant does not assist with the preparation or review of our annual tax filings.

(d) All Other Fees

During fiscal 2007 or 2006 we did not incur any other fees.

(e) Audit Committee Pre-approval Policy  The Board of Directors, acting as the audit committee, annually approves the principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Serge Beausoleil

_______________________________

Serge Beausoleil, President

(Chief executive officer and acting Chief Financial Officer)

Dated: March 10, 2008

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350