Form 10QSB
period 2008-02-29
VIROPRO INC
filed 2008-04-21
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                                         FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 4, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 37,988,910.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

VIROPRO, INC.

FORM 10-QSB

February 29, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited as at February 29, 2008)

4

Consolidated Statements of Operations (unaudited for the three months ended

February 29, 2008 and 2007 and for the period from Inception (July 1, 2003) to February 29, 2008)

5

Consolidated Statements of Cash Flows (unaudited for the three months ended February 29, 2008 and 2007 and for the period from Inception (July 1, 2003) to February 29, 2008)

6

Notes to Consolidated Financial Statements (unaudited as at February 29, 2008)

7

Item 2 – Management Discussion and Analysis

12

Item 3 – Evaluation of Disclosure Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

20

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3 - Defaults Upon Senior Securities

20

Item 4 - Submission of Matters to a Vote of Security Holders

20

Item 5 - Other Information

20

Item 6 - Exhibits

20

SIGNATURE

21

VIROPRO, INC.

FORM 10-QSB

February 29, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

Viropro Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited – in US$)

February 29, 2008
ASSETS
Current Assets
Cash	$ 3,735
Other receivables	21,639
Prepaid expenses	3,788
GST taxes	15,975
Financing costs	198,747
Total current assets	243,884

Property and equipment, net of accumulated depreciation of $ 8,517	12,583
Other asset
Patent, net	826,120
Total assets	$ 1,082,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 931,803
Other payables	31,134
Common stock payable	30,000
Convertible debentures, net of unamortized discount of $ 134,663	679,337
Total current liabilities	1,672,274

Total liabilities	1,672,274

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000	37,989
shares authorized, 37,988,910 issued and outstanding
Additional paid in capital	12,602,034
Deficit accumulated during the development stage	(11,145,876)
Accumulated deficit	(1,971,555)
(477,408)
Other comprehensive income:
Foreign currency translation adjustment	(112,279)
Total stockholders’ deficit	(589,687)
Total liabilities and stockholders’ deficit	$ 1,082,587

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited – in US$)

	Three months ended		Inception (July 1, 2003) to February 29, 2008

	February 29,	February 28,
	2008	2007

Revenues	$ -	$ -	$ 264,000

Cost of revenue	-	-	-

Gross profit	-	-	264,000

Operating expenses:
Consulting fees - non cash stock compensation	69,861	190,812	6,156,731
General and administrative expenses	216,996	433,897	4,128,133

Total operating expenses	286,857	624,709	10,284,864

Operating loss	(286,857)	(624,709)	(10,020,864)

Other income (expense)
Interest expense	(87,429)	(130,152)	(1,073,039)
Loss on investment	-	-	(51,973)

Net loss	(374,286)	(754,861)	(11,145,876)

Comprehensive loss:
Foreign currency translation adjustment	(14,046)	(280)	(112,279)

Comprehensive loss	$ (388,332)	$ (755,141)	$ (11,258,155)

Per share information - basic:

Weighted average shares outstanding - basic	37,988,910	27,210,469

Loss per common share	($0.01)	($0.03)

See accompanying notes to financial statements

Viropro, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in US$)

	Three Months Ended		Inception (July 1, 2003 to February 29, 2008)
	February 29, 2008	February 28, 2007

Cash flows from operating activities:
Net loss	$ (374,286)	$ (754,861)	$(11,145,876)
Adjustments to reconcile net loss to net cash used by operating activities :
Loss on investment	-	-	51,973
Depreciation and amortization	27,020	27,875	233,812
Consulting fees – non cash stock compensation	69,861	190,812	6,154,732
Amortization financing costs	49,415	74,372	713,654
Amorization beneficial conversion feature	31,558	35,727	319,703
Changes in operating assets and liabilities :
Decrease (increase) in other receivables	(258)	3,506	(21,639)
Decrease (increase) in prepaid expenses	5,474	99	(3,787)
(Increase) decrease in GST taxes	(9,468)	11,260	(15,975)
(Decrease) increase in accounts payable and accrued expenses	177,987	(9,556)	903,143
Increase (decrease) in other payables	486	(198)	31,134
Increase in deferred revenue	-	35	-
Net cash used in operating activities	(22,212)	(420,929)	(2,779,126)

Cash flows from investing activities:
Investment in Biochallenge S.A.	-	-	(51,973)
Acquisition of property and equipment	-	-	(22,515)
Net cash used in investing activities	-	-	(74,488)

Cash flows from financing activities:
Proceeds from issuance of common shares	-	-	1,592,234
Proceeds from issuance of convertibles debentures	-	488,965	1,347,394
Common stock payable	-	-	30,000
Net cash provided by financing activities	-	488,965	2,969,628
Net increase (decrease) in cash	(22,212)	68,036	116,014

Effect of foreign currency translation adjustment	(14,046)	(280)	(112,279)

Cash, beginning of period	39,993	97,388	-
Cash, end of period	$ 3,735	$ 165,144	$ 3,735

Non cash investing and financing activities :

Issuance of common stock for conversion of debentures and interest	$ -	$ -	$ 600,490
Issuance of common stock for patent (3,500,000 shares)	$ -	$ -	$ 1,050,000
Receivable for common stock	$ -	$ -	$ 25,000

See accompanying notes to financial statements

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 29, 2008

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

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes included in Viropro, Inc.’s Form 10-KSB for the year ended November 30, 2007, as filed with the Securities and Exchange Commission.

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,117,431 ($1,971,555 and $11,145,876, respectively, including a net loss for the three months ended February 29, 2008 in the amount of $374,286.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 29, 2008

(UNAUDITED)

Note 3: Going Concern (continued)

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

Note 4: Convertible Debentures

Viropro agreed to issue up to $1,300,000 of convertible debentures with each unit consisting of one (1) Convertible Debenture, maturity value $1,000 and five thousand (5,000) warrants to purchase common shares of the Company. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remained available.  The Company has determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and will be amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.

From March 1, 2007 to November 30, 2007, investors converted $600,491 in private debenture financing as well as accumulated interest into 2,882,112 common shares.  As of November 30, 2007, $1,300,000 was collected and $556,000 was converted.

In October 2007, the Company announced an expected US$ 1.5 Million financing.  On December 21, 2007, the Company informed its Stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the Company raised only $70,000 from this first tranche of $300,000.  The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued using the intrinsic value method.

Note 5: Stockholders’ Deficit

During the three months ended February 29, 2008, the Company did not issued common shares.  Furthermore, the Company expensed $69,861 of previously recorded deferred compensation for the three months ended February 29, 2008.

As of March 19, 2007, the Company received $30,000 for 375,000 shares at $0.08 per share of common stock. As of February 29, 2008, the Company had not issued any of these shares and accordingly has reflected $30,000 as a common stock payable. The Company anticipates issuing such shares in the following fiscal year.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 29, 2008

(UNAUDITED)

Note 6: Commitments and Contingencies

During the periods covered by these financial statements, the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and the Company did comply with the “safe harbor” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances. However, if it were determined that the Company did not comply with these provisions this could have a material impact on the Company’s financial position and results of operations.

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights, the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which was charged to operations during the year ended November 30, 2004. The Company is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition, the Company will pay a royalty of 15% of sales of the licensed products.

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2,400 square feet office space on a 3-year lease which expires during October 2008, with a monthly rental cost of $1,720.

In addition, the Company rents laboratory facilities in Montreal occupying approximately 1,400 square feet under a one-year renewable lease expiring October 2008. The facilities cost the Company $3,252 per month.

Future minimum rental payments pursuant to the above agreements are as follows:

2008: $13,760

Rent expense was $64,229 and $57,389 for the three months ended February 29, 2008 and February 28, 2007, respectively.

Note 7: Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and  $14,250 in damages and attorneys fees is  payable as of February 29th 2008.

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

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 29, 2008

(UNAUDITED)

Note 7: Legal Proceedings (continued)

There is pending litigation concerning Viropro Pharma, Inc., a wholly owned subsidiary of Viropro, Inc., where a consultant is claiming $34,563 CDN.  Viropro Pharma, Inc. vigorously contests the claim; however, does agree that $5,000 CDN is owed.  This claim was dismissed on May 25, 2007 as the plaintiff chose not to pursue the case.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect this standard will have on the Company.

Viropro, Inc.

(A Development Stage Company)

Notes to Financial Statements

February 29, 2008

(UNAUDITED)

Note 9: Subsequent Events

On March 3, 2008, Viropro signed a Term Loan Agreement with 9188-5400 Quebec Inc (hereafter called «First Royalties») to borrow US$ 2,000,000 which shall be disbursed by First Royalties in 6 Tranches as follows:

•

US$ 400,000 before March 22, 2008;

•

US$ 200,000 before April 15, 2008;

•

US$ 300,000 before June 15, 2008;

•

US$ 300,000 before August 15, 2008;

•

US$ 300,000 before October 15, 2008;

•

US$ 500,000 before December 30, 2008

As of March 15, 2008, US$ 405,000 has been received from the US$420,000 First Tranche.

The Term Loan is accompanied by a conversion right permitting the lender to convert the capital and interest into Common Shares of Viropro at a deemed price of US$0.03 per Share.  The Common Shares issued will be subject to rule 144.  The Term Loan, scheduled to mature on March 3, 2011, will bear interest from the date such Loans are made at the rate of 10 percent (10%) per annum.  Interest is payable, on a quarterly basis, in Common Shares of Viropro at a deemed price of US$0.03 per Share.  A Deed of Hypothec on all movable property and assets of Viropro will be granted to First Royalties when a minimum of US$ 1,000,000 financing would have been closed through the Term Loan.

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

Overview

Viropro, Inc. (“Viropro”) is a company operating in the pharmaceutical sector specializing in the sale of technological transfers for biopharmaceutical generic drugs in emerging markets.  Its expertise in cell line and biopharmaceutical manufacturing process development is supported by alliances with major partners in biotechnology.

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

In order to strengthen and expand Viropro International's manufacturing and development capabilities, a partnership agreement was signed on October 6, 2005 with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (NRC-BRI) for scale-up of process development.  This agreement allows the Company to benefit from the BRI'S outstanding expertise in biological product process development and scale-up.  With this agreement, the Company is granted exceptional R&D leverage that minimizes its R&D expenditure, which in turn enables a greater focus on development of novel products such as monoclonal antibodies.  On October 26, 2006, Viropro signed a second agreement with NRC-BRI for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained a worldwide exclusive license for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

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

On November 7, 2006, Viropro signed its first major contract worth US $42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge was to  manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro would have  received US $42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro’s initial equity participation was  for 14% of the project. However, Biochallenge failed to materialize the necessary financing per set deadline of November 2007 and consequently, agreement was terminated.

On April 26, 2007, a Memorandum of Understanding was signed with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.

On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the abovementioned INTAS’ MoU was signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of US$ 2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately US$ 100 Mllion in revenues for Viropro over the 10 year term of this agreement.

Newly appointed President and Chief Executive Officer, Serge Beausoleil is a successful Entrepreneur having done well in personal business who likes to face new challenges.  His previous experience brings strong expertise in the fields of finance, business management, sales management, establishment of marketing strategies, partnership agreements and strategic alliance negotiations as well as in communications.

Mr. Beausoleil holds a B.B.A. and an M.Sc. in Economics.  He has previously held titles of Chartered Administrator (Adm. A.), Quebec Institute of Financial Planning (Fin. Pl.), as well as the title of Fellow of the Canadian Securities Institute (F.C.S.I.). As Vice-president, Corporate Affairs, Mr Beausoleil has appointed Mr. Claude Gingras. Mr. Gingras, for over 20 years, worked in the securities industry where he has occupied higher management positions. Over the last 10 years, Mr. Gingras has acted as consultant in financial engineering, corporate restructuring and legal documentation.

Since 2003, Mr. Gingras has been involved with several Canadian listed companies where he has successfully structured several millions of dollars in financing.

Mr. Gingras graduated in Economics from Laval University and has also held the title of Fellow of the Canadian Securities Institute (F.C.S.I.)

Mr. Beausoleil plans on implementing the Business Plan as well as putting the Company back on solid ground.

It is also his intention to keep its management and scientific team at a minimal level until operations and positive revenue streams justify any expansion. Administrative charges have been considerably reduced and this will be reflected in the coming quarters.

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

Through various  potential partners, Viropro is working to establish itself in North African and Middle Eastern countries. The most promising bio-therapeutics are G-CSF and Erythropoietin. From about 700 million inhabitants, the potential client population is several hundred thousand people.

Technology and strategic alliances

Viropro now holds a versatile technology platform with an exclusive license portfolio. This is a result of strong partnerships with the Biotechnology Institute in Montreal through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

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

Viropro is focused on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality biopharmaceuticals. The business strategy being developed since inception is to target emerging, un-served markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The main markets that Viropro has focused on are South America, Northern Africa, and Asia (mainly India).

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

1.

Immuno Japan Institute (IJI) is specialized in the production of various monoclonal antibodies, immuno-diagnostic reagents and high yield producing biological systems. IJI possesses a very unique technological platform of bio-products for which Viropro has obtained the exclusive licensing rights. Through its scientific expertise and support, IJI provides Viropro with mammalian expression systems for the high yield production of therapeutic proteins.

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

Results of Operations

Three Months Ended February 29, 2008 and February 28, 2007

Revenues and Operating Loss

During the three-month periods ended February 29, 2008 and 2007, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $374,286 compared to a net loss of $754,861 in the same period of the prior year. The major portion of this favorable variance is attributable to decrease in consulting fees-non-cash stock compensation due to a cost-cutting program implemented earlier this year.

Basic loss per share was $0.01 in 2008 as compared to $0.03 in the corresponding period in 2007.

Operating Expenses

During the three month period ended February 29, 2008, expenses were $286,857 for selling, general, and administrative, as compared to $624,709 of selling, general and administrative expenses for the same period of the prior year.  Non-cash expenses for the three months ended February 29, 2008 of $69,861 were incurred for consulting fees as compared to $190,812 for the same period of the prior year.

Material Changes In Financial Condition, Longevity And Capital Resources

As at February 29, 2008, the Company had $3,735 in cash.  In March, the Company closed a first installment of $420,000 out of a planned $2,000,000 financing. This financing calls for the issuance of a 10% secured convertible debenture at a price of 0.03$ per share. Although the Company has received interest exceeding the amount of the planned offering, funds on hand are inadequate to fully implement the Company’s plans over the next 12 months.

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

The first contract, signed with a Tunisian company known as Biochallenge, is in accordance with our model built on recurring sales revenues and short and long term profitability.  This agreement would bring Viropro its first revenues, based on specific objectives consisting of fixed licensing fees, development milestones, technology transfer and royalties varying from 5% to 10% of net sales depending on the total volume. This contract failed to materialize, however, as Biochallenge was unable to raise sufficient financing.

The second agreement (MOU) was signed on April 26, 2007 with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the abovementioned INTAS’ MoU has been signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of US$ 2.14 million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately US$ 100 million in revenues for Viropro over the 10 year term of this agreement.

Item 3. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and VP Corporate Affairs, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and VP Corporate Affairs concluded that there were deficiencies in the Company's disclosure controls and procedures.

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

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denies liability, and has vigorously defended itself. Viropro was ultimately unsuccessful and $14,250 in damages and attorneys fees is payable as of February 29, 2008.

In addition, the Company has asserted a counter-claim seeking the return and cancellation of 6,800,000 million improperly issued shares of Viropro.  The majority of these shares are owned or controlled by the previous managers of Viropro. On June 5, 2007, the Company was awarded a judgment for the cancellation and return of 4.5 million shares. Late in 2007, a retraction of judgment was issued for which management has only recently been advised. Management is at this time considering the alternatives.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

Item  6.  Exhibits

Exhibits.

Exhibit 10.1 – Convertible debenture of Viropro Inc. issued to First Royalties Inc.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Beausoleil

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Beausoleil

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

/s/ Serge Beausoleil

_____________________________________________

Serge Beausoleil, President & CEO

Dated:  April 17, 2008

15