Form 10QSB
period 2008-05-31
VIROPRO INC
filed 2008-07-29
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 11, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 38,136,160.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

VIROPRO, INC.

FORM 10-QSB

May 31, 2008

VIROPRO, INC.

FORM 10-QSB

May 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited – in US$)
May 31, 2008

ASSETS

Current Assets
Cash	$34,059
Other receivables	21,451
Advances	22,155
Prepaid expenses	64,738
GST taxes	16,452
Financing costs	204,988
Total current assets	363,843

Property and equipment, net of accumulated depreciation of $11,079	87,557

Total assets	$451,400

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$269,781
Other payables	30,864
Common stock payable	30,000
Total current liabilities	330,645

Convertible debentures, net of unamortized debt discount of $717,182	993,599

Total liabilities	1,324,244

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000	38,136
shares authorized, 38,136,160 issued and outstanding
Additional paid in capital	13,118,084
Deficit accumulated during the development stage	(11,958,687)
Accumulated deficit	(1,971,555)
(774,022)
Other comprehensive income:
Foreign currency translation adjustment	(98,822)
Total stockholders’ deficit	(872,844)
Total liabilities and stockholders’ deficit	$451,400

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited – in US$)

	Three months ended		Six months ended		Inception (July 1, 2003) to May 31, 2008

	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Revenues	$ -	$ -	$ -	$ -	$ 264,000
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	264,000

Operating expenses:
Consulting fees - non cash stock compensation	-	224,513	69,861	415,325	6,156,731
Selling, general and administrative expenses	255,111	426,396	472,107	896,019	4,383,244

Total operating expenses	255,111	650,909	541,968	1,311,344	10,539,975

Operating loss	(255,111)	(650,909)	(541,968)	(1,311,344)	(10,275,975)

Other income (expense)
Interest expense	(160,418)	(306,677)	(247,847)	(401,103)	(1,233,457)
Research and development credit	36,629	-	36,629	-	36,629
Loss on investment	-	-	-	-	(51,973)
Loss on impairment of patent	(799,870)	-	(799,870)	-	(799,870)
Gain on legal settlement	305,820	-	305,820	-	305,820
Gain on return of shares for services not rendered	32,000	-	32,000	-	32,000
Forgiveness of accrued salaries	28,139	-	28,139	-	28,139
Total other income (expense)	(557,700)	(306,677)	(645,128)	(401,103)	(1,682,712)

Net loss	(812,811)	(957,586)	(1,187,097)	(1,712,447)	(11,958,687)

Comprehensive income (loss):
Foreign currency translation adjustment	13,456	(37,059)	(590)	(37,913)	(98,822)

Comprehensive loss	$ (799,355)	$(994,645)	$ (1,187,687)	$(1,750,360)	$(12,057,508)

Per share information - basic

Weighted average shares outstanding - basic	37,373,793	34,437,994	37,679,671	33,475,996

Loss per common share	$ (0.02)	$ (0.03)	$ (0.03)	$ (0.05)

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in US$)
	Six months ended May 31, 2008	Six months ended May 31, 2007	Inception (July 1, 2003) to May 31, 2008

Operating activities
Net loss	$(1,187,097)	$(1,712,447)	$(11,958,687)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Depreciation and amortization	55,837	55,435	262,629
Amortization of financing costs	106,944	333,481	771,183
Amorization of beneficial conversion feature	105,046	165,646	393,191
Loss on investment	-	-	51,973
Loss on impairment of patent	799,870	-	799,870
Gain on legal settlement	(305,820)	-	(305,820)
Gain on return of shares for services not rendered	(32,000)	-	(32,000)
Forgiveness of accrued salaries	(28,139)	-	(28,139)
Consulting fees – non cash stock compensation	69,861	458,058	6,154,731
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	(70)	3,499	(21,451)
(Increase) in advances	(22,155)	-	(22,155)
(Increase) in prepaid expenses	(55,476)	(4,212)	(64,737)
Decrease (increase) in GST taxes	(9,945)	13,051	(16,452)
Increase (decrease) in accounts payable	(287,985)	91,432	437,172
Increase in other payables and accrued expenses	216	551	30,864
Net cash used in operating activities	(790,913)	(595,506)	(3,547,828)

Investing activites
Investment in minority interest	-	-	(51,973)
Purchase of fixed assets	(77,542)	-	(100,057)
Net cash used in investing activities	(77,542)	-	(152,030)

Financing activities
Proceeds from legal settlement	100	-	100
Payment of financing costs	(63,770)	-	(63,770)
Proceeds from common shares	-	10,000	1,592,234
Payment of convertible debentures	(6,000)	-	(6,000)
Proceeds from convertible debentures	932,781	563,965	2,274,175
Common stock payable	-	-	30,000
Net cash provided by financing activities	863,111	573,965	3,832,739

Net increase (decrease) in cash	(5,344)	(21,541)	132,881
Effect of changes in exchange rate	(590)	(38,194)	(98,822)

Cash, beginning of period	39,993	97,388	-
Cash, end of period	$34,059	$37,653	$34,059

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in US$)

Non cash investing and financing activities :

Issuance of common stock for conversion of debentures and interest	$30,000		$-	$630,490
Issuance of common stock for patent (3,500,000 shares)	$-		$-	$1,050,000
Receivable for common stock	$-		$-	$25,000
Consulting fees - non-cash stock compensation	$69,861		$458,058	$6,154,731
Loss on imparirment of patent	$799,870	$		$799,870
Gain on legal settlement	$(305,820)		$-	$(305,820)
Gain on return of shares for services not rendered	$(32,000)		$-	$(32,000)
Forgiveness of accrued salaries	$(28,139)		$-	$(28,139)

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

(UNAUDITED – in US$)

Note 1: Organization and Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Viropro, Inc. and subsidiaries (“Viropro” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $13,930,241 ($1,971,555 and $11,958,687 respectively) including a net loss for the six months ended May 31, 2008, in the amount of $1,187,097.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

(UNAUDITED – in US$)

Note 4: Convertible Debentures

Viropro agreed to issue up to $1,300,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remained available.  The Company has determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and will be amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.  As of May 31, 2008, the unamortized debt discount and unamortized financing cost was $81,730 and $141,217, respectively.

From March 1, 2007 to May 31, 2008, investors converted $630,490 in private debenture financing as which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition debentures totaling $6,000, were settled with cash.

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 million financing was not closed due to unfavorable market conditions.  As of May 31, 2008, the Company raised only $70,000 from this first tranche of $300,000.  The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  As of May 31, 2008, the unamortized debt discount was $16,387.  The beneficial conversion feature was valued using the intrinsic value method.

On March 3, 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and will continue through December 15, 2008.  As of May 31, 2008, $932,781 of convertible debentures had been issued.  The Company has determined the debentures to have a beneficial conversion feature totalling $656,007.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Instrinsic value method using the following assumptions: a stock price between $0.03 and $0.07; and an estimated life of 3 years. This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  As of May 31, 2008, the unamortized debt discount was $619,066

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

(UNAUDITED – in USD$)

Note 5: Stockholders’ Deficit

On March 19, 2007, the Company received $30,000 for 375,000 shares at $0.08 per share of common stock. As of May 31, 2008, the Company had not issued any of these shares and accordingly has reflected $30,000 as a common stock payable. The Company anticipates issuing such shares in the following fiscal year.

On April 1, 2008, a holder of the Company’s convertible debentures agreed in writing to convert their debentures into restricted shares of the Company’s common stock.  The Company thereby converted $30,000 of principle on the debentures in exchange for the issuance of 150,000 shares of common stock.

In 2006, the Company asserted a counter-claim (Case No. 2:06-cv-00739-RCJ-RJJ) seeking the return and cancellation of 6,800,000 million shares of Viropro that it felt were improperly issued.  On April 16, 2008, the Company settled with various individuals resulting in the following change in equity:  (See Note 7: Legal Proceedings for additional detail).

On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (RCSA).  The settlements resulted in the return and cancellation of 2,847,000 restricted shares and issuance of 3,725,000 free trading shares.  The 878,000 shares issued in excess were valued at $0.05 per share, for a total value of $40,078.  In addition, the settlement called for the release of all liabilities due to previous management. This resulted in a gain on settlement of $113,478.

On April 16, 2008, the Company entered into three additional RCSA’s.  The settlements stated that the parties mutually agreed to return to the Company a total of 779,750 shares.  The return of the shares was valued based on their original issuance which ranged from $0.02 to $0.32 per share for a total value of $177,790 resulting in a gain on settlement

On April 16, 2008, the Company entered into an RCSA with an individual.  The settlement stated that the shareholder was to return 1,000 shares for cash consideration of $100.

Also during May 2008, the Company received 100,000 shares that had been granted to one consultant for work that prior management considered had never been performed. The shares were valued at $32,000 and recorded as consulting expense in a prior year. The consultant agreed to return the shares and they were cancelled resulting in a gain in the current period of $32,000.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

(UNAUDITED – in USD$)

Note 6: Commitments and Contingencies

During the periods covered by these financial statements, the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and the Company did comply with the “safe harbor” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances; however, if it were determined that the Company did not comply with these provisions, this could have a material impact on the Company’s financial position and results of operations.

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan, Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights, the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which was charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition, the Company will pay a royalty of 15% of sales of the licensed products.

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2,400 square feet of office space on a 3-year lease which expires during October 2008 with a monthly rental cost of $1,720.

In addition, the Company rents laboratory facilities in Montreal occupying approximately 1,400 square feet under a one-year renewable lease expiring October 2008. The facilities cost the Company $3,252 per month.

Rent expense was $30,941 and $27,924 for the six months ended May 31, 2008 and May 31, 2007, respectively.

During the three months ended May 31, 2008, the Company settled all accrued salaries due to previous management.  The settlement resulted in salary forgiveness of $28,139 in the current quarter.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

(UNAUDITED – in USD$)

Note 7: Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and $14,250 in damages and attorneys fees is payable as of May 31, 2008.

In 2006, the Company asserted a counter-claim (Case No. 2:06-cv-00739-RCJ-RJJ) seeking the return and cancellation of 6,800,000 million shares of Viropro that it felt were improperly issued.  The majority of these shares are owned or controlled by the previous managers of Viropro.  The current management of Viropro had been vigorously pursuing the prosecution and defense of this case.  Although a trial date had been set for July 22, 2008, the Company was able to resolve the claim by entering into several “Release of all Claims and Settlement Agreements”.  On April 16, 2008, the Company settled with the various individuals involved in the following manner:

On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (RCSA). The RCSAs were entered into with Trivor Investment & Management Incorporation, (previous management), Suzan Reinharz, Abraham Grossman, Zalmen Herman, Sinal Academy and Israel Worm.  The settlements stated that the shareholders agree to return to the Company a total of 2,847,000 shares. The 225,545 shares held by Trivor, were to be annulled, since the certificates are lost.  In consideration for said return of shares and nullification of the shares, the Company was to issue a total of 3,725,000 shares to various individuals assigned by the shareholders.  As final settlement for any monies due to Trivor, the Company agreed to pay the sum of $40,000 Cdn, converted to $39,797 U.S.  As of May 31, 2008, all terms under the RCSA were complied with.

On April 16, 2008, the Company entered into three additonal RCSA’s with 9131-2355 Quebec Inc., 4183827 Canada Inc. and 9134-6023 Quebec Inc.  The settlements stated that the parties mutually agreed to return to the Company a total of 778,750 shares. In addition, the Company acknowledges that 90,000 restricted shares held by the stockbroker of 9134-6023 Quebec were to be considered as free trading.  As of May 31, 2008, all shares have been returned and cancelled.

On April 16, 2008, the Company entered into an RCSA with Jonathan Abenhaim.  The settlement stated that the shareholder was to return 1,000 shares for cash consideration of $100.

As a result of the April 16, 2008 settlements, the Company recognized a gain on settlement totaling $305,820.

During May 2008, the Company received 100,000 shares that had been granted to one consultant for work that prior management considered had never been performed. The consultant agreed to return the shares and they were cancelled resulting in a gain of $32,000 in the current period.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

(UNAUDITED – in USD$)

Note 7: Legal Proceedings (continued)

On May 6, 2008, the Company entered into a RCSA between 4174551 Canada, Inc and Georges Amare.  The settlement stated that the Company agrees to pay the shareholder’s attorney fees up to a total amount of $37,500 within ten calendar days of the full execution of the agreement. The shareholder shall submit a listing of all attorney fees owed to confirm the amount owed and the reasonableness of the claim.  The Company also agrees to remove the restrictive legend on the 616,800 shares currently held in the name of 4174551 Canada Inc.  The shareholder must return the certificates to the Company for cancellation.  As of May 31, 2008, the Company has not received the shares or a list of the attorney fees.  The Company has provisioned the $37,500 during the current quarter. Management expects to fully pay this amount from the proceeds of the next private placement.

Note 8: Impairment of long-lived Assets

The Company evaluates the patent for impairment using a discounted cash flows method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In January 2006, the Company issued 3,500,000 shares worth $1,050,000 for the purchase of a patent from Immuno Japan Inc.  The patent was valued at the fair market value of the shares on the date of purchase and it was amortized over 24 months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded an impairment charge of $799,870 as loss on impairment of patent in the current quarter. The amount consisted of the remaining net book value of the initial payment. Such assets were determined to be impaired based on management’s determination that the Company does not anticipate the use of the patent in the current line of business.

Note 9: Recent Pronouncements

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

(UNAUDITED – in USD$)

Note 9: Recent Pronouncements (continued)

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2008

 (UNAUDITED – in USD$)

Note 10: Subsequent Events

On July 8, 2008, the Company held an open meeting of its shareholders to discuss its financial situation.  Several shareholders attended the meeting in person or via conference call. It was decided during the meeting that management should continue seeking private placements and all other financing alternatives. No date for specific action was set.

The Company has expended all cash proceeds received from the sales of convertible debentures; however, there are important commitments towards Research and Development and milestones to be reached as per the agreement with Intas.  As planned, the debenture offering will continue until year-end; management is holding  discussions with various groups for a customized private placement. Closing of such an offering would be set for the end of September.

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

Overview

Viropro is a company operating in the pharmaceutical sector specializing in the sale of technological transfers for biopharmaceutical generic drugs in emerging markets.  Its expertise in cell line and biopharmaceutical manufacturing process development is supported by alliances with major partners in biotechnology. Recently restructured, Viropro is a young company with twenty-four months of completed activity.

Viropro is not a standard biotech company.  It maintains as its primary focus, generic versions of blockbuster biopharmaceutical drugs (defined as drug with sales of greater than U.S. $1 billion per year), and involving low risk.  These products are known and have already been FDA approved. Furthermore, developing manufacturing processes for these drugs is quite well standardized.

Viropro International (the subsidiary through which Viropro, Inc. operates) holds a versatile platform technology with an exclusive license portfolio.

In order to strengthen and expand Viropro International's manufacturing and development capabilities, a partnership agreement was signed on October 6, 2005 with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (NRC-BRI) for scale-up of process development.  This agreement allows the Company to benefit from the BRI'S outstanding expertise in biological product process development and scale-up.  With this agreement, the Company is granted an exceptional Research and Development leverage that minimizes its Research and Development expenditure. This in turn enables a greater focus on development of novel products such as monoclonal antibodies.  On October 26, 2006, Viropro signed a second agreement with NRC-BRI for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained a worldwide exclusive license for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

Viropro is targeting markets with unmet medical needs (emerging markets) such as South America, Asia, and Africa with biopharmaceutical generic products for which patents have expired or are about to expire.  Emerging markets are served by few if no competitors.  The potential market for Viropro services is high with additional growth to come when Western countries open their markets to biopharmaceutical generic products.

The worldwide biopharmaceutical market was estimated at over U.S. $50 billion in 2004 (Biopharma). Biopharmaceuticals are a growing field; the rate of new products being approved has increased steadily, more than doubling from the 1990’s through to 2005 (Bioplan 2006 and Nature 2004). A series of key blockbuster products developed in the 1980’s and 1990’s and selling for over U.S. $30 billion are predicted to remain the dominant revenue generators over the coming years (Nature Biotech., 2004). All of Viropro’s targeted biogenerics are among these blockbuster biopharmaceuticals.

Viropro's platform technology allows it to develop manufacturing processes for blockbuster biological products.  Viropro’s manufacturing processes benefit our clients in that they are less expensive, more efficient and thus allow a lower cost of production.  This provides greater access to medications to a population that would normally not have any.  What differentiates Viropro is its business model, platform technology and intellectual property and rights.  They allow Viropro to stand out as a leader in the technological transfer market.

On November 7, 2006, Viropro signed its first major contract worth U.S. $42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge was to manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro would have received U.S. $42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro’s initial equity participation was for 14% in the project.  However, Biochallenge failed to materialize the necessary financing per the set deadline of November 2007 and consequently, the agreement was terminated.

On April 26, 2007, a Memorandum of Understanding (MoU) was signed with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.

On September 21, 2007, the Final Collaborative Research, Development and License Agreement related to the abovementioned INTAS MoU was signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of U.S.$ 2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately U.S.$ 100 Million in revenues for Viropro over the 10 year term of this agreement. This agreement is still in effect and an important milestone is to be met in November 2009 where the level of research will be tested and if compliant with initial goals set, further fees will be payable to Viropro.

Newly appointed President and Chief Executive Officer, Serge Beausoleil is a successful Entrepreneur having done well in personal businesses who likes to face new challenges.  His previous experience brings strong expertise in the fields of Finance, Business Management, Sales management, establishment of marketing strategies, partnership agreements and strategic alliance negotiations as well as in communications.

Mr. Beausoleil holds a B.B.A. and an M.Sc. in Economics.  He has previously held titles of Chartered Administrator (Adm. A.), Quebec Institute of Financial Planning (Fin. Pl.), as well as the title of Fellow of the Canadian Securities Institute (F.C.S.I.) . As Vice-president, Corporate Affairs, Mr. Beausoleil has appointed Mr. Claude Gingras. Mr. Gingras, for over 20 years, worked in the securities industry where he has occupied higher management positions. Over the last 10 years, Mr. Gingras has acted as consultant in financial engineering, corporate restructuring and legal documentation.

Since 2003, Mr. Gingras has been involved with several Canadian listed companies where he has successfully structured several millions of dollars in financing.

Mr. Gingras graduated in Economics from Laval University and has also held the title of Fellow of the Canadian Securities Institute (F.C.S.I.)

Mr. Beausoleil plans on implementing the 2007 Business Plan as well as putting the Company back on solid ground.

It is also his intention to keep its management and scientific team at a minimal level until operations and positive revenue streams justify any expansion; administrative charges have been considerably reduced and the continued impact will be reflected in the coming quarters.

Business Model

The business model as set-up by Viropro assures its partners a full technology transfer package (systems, processes and training) for a complete integration of cutting-edge technologies that do not exist yet in that part of the world. Furthermore, the Company will provide its expert advice and consultation regarding technical and regulatory requirements, procedures to be implemented and equipment purchase, and installation and validation of new manufacturing facilities. Viropro is focusing on a number of biogenerics (also known as biosimilars, follow-on biologics, and generic biologics) already in the public domain or soon to come off patent.  Our objectives include specific monoclonal antibodies that will be coming off patent as of 2011 such as rituximab (sold under the brand name Rituxan® or MabThera®), with annual sales of U.S. $3.2 Billion in 2005 (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).

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

Our strength is in our technological platform, i.e. the intellectual property and know-how and rights that allows us to quickly develop high quality biopharmaceutical manufacturing processes at low cost.  Our technological platform will allow us to develop more efficient manufacturing processes than those of our competitors who most often use technologies dating to the 1980’s and 90’s.  Additionally, Viropro’s leadership team has a strong international network of contacts, which enables Viropro to acquire and out-license technologies and furthers the development goals of the Company.

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous Research and Development leverage that minimizes its Research and Development expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro’s collaboration with the BRI is a productive one, and the Company enjoys the advantages of the BRI’s infrastructure and expertise, its highly specialized equipment for applied biotech, and a local network of skilled scientists and technicians to complement Viropro’s own.  On October 26, 2006, Viropro signed a second agreement with the National Research Council- Biotechnology Research Institute (NRC-BRI) for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained a worldwide exclusive license for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

Viropro also concluded agreements with Parteurop, a French consulting company, as well as with world-known universities and research institutes in France and in Canada. Other significant partnerships concern GMP production and Drug Master File development.

Industry

The pharmaceutical industry was evaluated at approximately U.S. $600 billion in 2006 (Emerging Markets in Asia, Latin America and Eastern Europe Gain Strength, IMS Health, 2006).  Of this, biopharmaceutical products make up approximately 10%, or about U.S. $60 billion.  The biopharmaceutical sector is the fastest growing segment and is commonly said to be the future of the pharmaceutical industry.  Revenues of the world’s publicly-traded biotech companies grew 18 percent in 2005, reaching an all-time high.  The U.S. and European biotechnology sectors showed 16% and 17% growth, respectively, with the former posting its third consecutive year of strong product approvals and solid financial results (Beyond Borders: The Global Biotechnology Report, Ernst & Young, 2006).

Products, goals and objectives

Therapeutic protein products are the primary reason for the boom in biotech. Products such as erythropoietin, interferons alpha and beta, G-CSF, and factor VII are all showing double-digit sales growth.  At the same time, monoclonal antibodies (a specific class of therapeutic proteins) posted sales of U.S. $14.5 billion in 2005, and it is predicted that by 2008 they will account for 32% of all biotech revenue (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).  With a considerable portion of the therapeutic protein sector having recently lost patent protection, or being set to lose it by 2010, there is a major opportunity in the technology transfer of therapeutic proteins throughout the world.

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

Development

All the research and development procedures, from the build-up of biological systems to the industrial production on a large-scale are done in close collaboration with key partners with whom Viropro has established strategic alliances:

1. An alliance was formed with the Biotechnology Research Institute of the National Research Council Canada (NRC-BRI located in Montreal, Canada). This alliance gives Viropro access to expertise as well as state-of-the-art equipment and facilities for bio-process innovation and purification process development as well as the scalability of bioprocesses under industrial scale conditions.

2. In April 2007, Viropro and Invitrogen entered into a Research and Development collaborative agreement in which Invitrogen is testing and helping to develop innovative production technologies.

3. Other negotiations are ongoing with North American companies specialized in providing clients and partners with industrially adapted biological material as well as offering high level services for the optimization of specific steps in the development of bioprocesses.

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

Competition

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

Viropro’s international business strategy targets the niche market in Latin American, African and Asian countries offering local companies solutions such as technology transfers.  These integrated solutions range from Research and Development to development procedures, through manufacturing and certification to enable manufacturing of several recombinant proteins.

Results of Operations

Three Months Ended May 31, 2008 and May 31, 2007.

Revenues and Operating Loss

During the three-month periods ended May 31, 2008 and 2007, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $255,111 compared to a net loss of $650,909 in the same period of the prior year. The major portion of this favorable variance is attributable to decrease in consulting fees and reduction in general and administrative expenses.

Basic loss per share was $0.02 in 2008 as compared to $0.03 in the corresponding period in 2007.

Operating Expenses

During the three month period ended May 31, 2008, expenses were $255,111 for selling, general, and administrative, as compared to $426,396 of selling, general and administrative expenses for the same period of the prior year.

Six Months Ended May 31, 2008 and May 31, 2007.

Revenues and Operating Loss

During the six-month periods ended May 31, 2008 and 2007, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $541,968 compared to a net loss of $1,311,344 in the same period of the prior year. The major portion of this favorable variance is attributable to decrease in consulting fees non-cash stock compensation due to a cost-cutting program implemented earlier this year.

Basic loss per share was $0.01 in 2008 as compared to $0.05 in the corresponding period in 2007.

Operating Expenses

During the six month period ended May 31, 2008, expenses were $472,107 for selling, general, and administrative, as compared to $869,019 of selling, general and administrative expenses for the same period of the prior year.  Non-cash expenses for the six months ended May 31, 2008 of $69,861 were incurred for consulting fees as compared to $415,325 for the same period of the prior year.

Material Changes In Financial Condition, Longevity And Capital Resources

As at May 31, 2008, the Company had $34,059 U.S. in cash.  In May 2008 the Company closed a first installment of $932,781 out of a planned $2,000,000 financing. This financing calls for the issuance of a 10% secured convertible debenture convertible at a price of $0.03 per share. Although the Company has received interest exceeding the amount of the planned offering, funds on hand are inadequate to fully implement the Company’s plans over the next 12 months.

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

Viropro focuses on one main line of therapeutic proteins, monoclonal antibodies such as anti-cd20.

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

An agreement (MOU) was signed on April 26, 2007 with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the abovementioned INTAS MoU were signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of U.S.$ 2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately U.S. $100 Million in revenues for Viropro over the 10 year term of this agreement.  Thus far the Company has received a one time fee of $198,000 USD. Upon reaching the next milestone (now scheduled for November 2009) additional fees are payable that should assure completion of all research on this project.

Item 3. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and VP Corporate Affairs, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and VP Corporate Affairs concluded that there were deficiencies in the Company's disclosure controls and procedures, which are therefore not effective.

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

May 31, 2008

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and $14,250 in damages and attorneys fees is payable as of May 31, 2008.

In 2006, the Company asserted a counter-claim (Case No. 2:06-cv-00739-RCJ-RJJ) seeking the return and cancellation of 6,800,000 million shares of Viropro that it felt were improperly issued.  The majority of these shares are owned or controlled by the previous managers of Viropro.  The current management of Viropro had been vigorously pursuing the prosecution and defense of this case.  Although a trial date had been set for July 22, 2008, the Company was able to resolve the claim by entering into several “Release of all Claims and Settlement Agreements”.  On April 16, 2008, the Company settled with the various individuals involved in the following manner:

On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (RCSA). The RCSAs were entered into with Trivor Investment & Management Incorporation, (previous management), Suzan Reinharz, Abraham Grossman, Zalmen Herman, Sinal Academy and Israel Worm.  The settlements stated that the shareholders agree to return to the Company a total of 2,847,000 shares. The 225,545 shares held by Trivor, were to be annulled, since the certificates are lost.  In consideration for said return of shares and nullification of the shares, the Company was to issue a total of 3,725,000 shares to various individuals assigned by the shareholders.  As final settlement for any monies due to Trivor, the Company agreed to pay the sum of $40,000 Cdn, converted to $39,797 U.S.  As of May 31, 2008, all terms under the RCSA were complied with.

On April 16, 2008, the Company entered into three additonal RCSA’s with 9131-2355 Quebec Inc., 4183827 Canada Inc. and 9134-6023 Quebec Inc.  The settlements stated that the parties mutually agreed to return to the Company a total of 778,750 shares. In addition, the Company acknowledges that 90,000 restricted shares held by the stockbroker of 9134-6023 Quebec were to be considered as free trading.  As of May 31, 2008, all shares have been returned and cancelled.

On April 16, 2008, the Company entered into an RCSA with Jonathan Abenhaim.  The settlement stated that the shareholder was to return 1,000 shares for cash consideration of $100.

As a result of the April 16, 2008 settlements, the Company recognized a gain on settlement totaling $305,820.

During May 2008, the Company received 100,000 shares that had been granted to one consultant for work that prior management considered had never been performed. The consultant agreed to return the shares and they were cancelled resulting in a gain of $32,000 in the current period.

On May 6, 2008, the Company entered into a RCSA between 4174551 Canada, Inc and Georges Amare.  The settlement stated that the Company agrees to pay the shareholder’s attorney fees up to a total amount of $37,500 within ten calendar days of the full execution of the agreement. The shareholder shall submit a listing of all attorney fees owed to confirm the amount owed and the reasonableness of the claim.  The Company also agrees to remove the restrictive legend on the 616,800 shares currently held in the name of 4174551 Canada Inc.  The shareholder must return the certificates to the Company for cancellation.  As of May 31, 2008, the Company has not received the shares or a list of the attorney fees.  The Company has provisioned the $37,500 during the current quarter. Management expects to fully pay this amount from the proceeds of the next private placement.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None

Item  5.  Other Information.

None

Item  6.  Exhibits

Exhibits.

Exhibit 10.1 – Secured Convertible Debenture by and between Viropro Inc. and First Royalties Inc.

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

Dated:  July 28, 2008