Form 10QSB
period 2008-08-31
VIROPRO INC
filed 2008-10-20
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2008, the number of the Company's shares of par value $.001 common stock outstanding was 35,386,160.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

VIROPRO, INC.

FORM 10-QSB

August 31, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Consolidated Balance Sheet (unaudited as at August 31, 2008)

4

Consolidated Statements of Operations (unaudited for the three months and nine months ended August 31, 2008 and 2007 and for the period from Inception

(July 1, 2003) to August 31, 2008)

5

Consolidated Statements of Cash Flows (unaudited for the nine months ended August 31, 2008 and 2007 and for the period from Inception (July 1, 2003)

to August 31, 2008)

6

Notes to Consolidated Financial Statements (unaudited as at August 31, 2008)

8

Item 2 – Management’s Discussion and Analysis

16

Item 3 – Evaluation of Disclosure Controls and Procedures

22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

24

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3 - Defaults Upon Senior Securities

25

Item 4 - Submission of Matters to a Vote of Security Holders

25

Item 5 - Other Information

25

Item 6 - Exhibits

25

SIGNATURE

26

VIROPRO, INC.

FORM 10-QSB

August 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited – in US$)	As of
August 31, 2008

ASSETS

Current Assets
Cash	$ 3,616
Advances net of allowance of $20,058	94,633
Prepaid expenses	41,577
GST taxes	3,968
Financing costs	147,931
Total current assets	291,725

Property and equipment, net of accumulated depreciation of $17,615	74,617

Total assets	$ 366,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 327,802
Other payables	28,859
Common stock payable	30,000
Total current liabilities	386,661

Convertible debentures, net of unamortized debt discount of $630,225	1,079,633

Total liabilities	1,466,294

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000	35,386
shares authorized, 35,386,160 issued and outstanding
Additional paid in capital	13,120,834
Deficit accumulated during the development stage	(12,175,093)
Accumulated deficit	(1,971,555)
(990,428)
Other comprehensive income:
Foreign currency translation adjustment	(109,524)
Total stockholders’ deficit	(1,099,952)
Total liabilities and stockholders’ deficit	$ 366,342

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited – in US$)

	Three months ended		Nine months ended		Inception (July 1, 2003 to August 31, 2008)

	August 31	August 31	August 31	August 31
	2008	2007	2008	2007

Revenues	$ -	$ -	$ -	$ -	$ 264,000
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	264,000

Operating expenses:
Consulting fees - Non cash stock compensation	-	138,682	69,861	554,007	6,156,731
Selling, general and administrative expenses	89,435	276,976	561,542	1,006,758	4,472,679
Total operating expenses	89,435	415,658	631,403	1,560,765	10,629,410

Operating loss	(89,435)	(415,658)	(631,403)	(1,560,765)	(10,365,410)

Other income (expense)
Interest expense	(165,649)	(78,102)	(413,496)	(645,442)	(1,399,106)
Research and development credit	29,377	-	66,006	-	66,006
Gain (loss) on investment	29,359	-	29,359	-	(22,614)
Loss on impairment of patent	-	-	(799,870)	-	(799,870)
Gain (loss) on legal settlement	-	-	305,820	-	305,820
Gain on return of shares for services not rendered	-	-	32,000	-	32,000
Forgiveness of accrued salaries	-	-	28,139	-	28,139
Loss on uncollectible advances	(20,058)	-	(20,058)	-	(20,058)
Total other income (expense)	(126,971)	(78,102)	(772,100)	(645,442)	(1,809,683)

Net loss	(216,406)	(493,760)	(1,403,503)	(2,206,207)	(12,175,093)

Comprehensive income:
Foreign currency translation adjustment	(10,702)	(15,659)	(11,292)	(53,572)	(109,524)

Comprehensive (loss)	$ (227,108)	$ (509,419)	$(1,414,795)	$(2,259,779)	$(12,284,617)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic	36,970,399	35,800,820	37,442,387	34,037,375

(Loss) per common share	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.07)

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in US$)
	Nine months ended August 31, 2008	Nine months ended August 31, 2007	Inception (July 1, 2003) to August 31, 2008

Operating activities
Net loss	$(1,403,503)	$(2,206,207)	$(12,175,093)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Depreciation and amortization	68,778	82,620	275,570
Amortization of financing costs	164,001	444,505	828,240
Amortisation of beneficial conversion feature	191,080	201,468	479,225
Loss on investment	-	-	51,973
Loss on impairment of patent	799,870	-	799,870
Gain on legal settlement	(305,820)	-	(305,820)
Gain on return of shares for services not rendered	(32,000)	-	(32,000)
Forgiveness of accrued salaries	(28,139)	-	(28,139)
Consulting fees – non cash stock compensation	69,861	554,007	6,154,732
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	21,381	3,498	-
(Increase) in advances	(94,633)	-	(94,633)
(Increase) in prepaid expenses	(32,315)	(4,318)	(41,576)
Decrease (increase) in GST taxes	2,539	12,236	(3,968)
Increase (decrease) in accounts payable and accrued expenses	(229,965)	155,151	495,191
Increase in other payables	(1,789)	662	28,859
Increase in defferred revenue	-	50,035	-
Net cash used in operating activities	(810,654)	(706,343)	(3,567,569)

Investing activites
Investment in minority interest	-	-	(51,973)
Purchase of fixed assets	(77,542)	-	(100,057)
Net cash used in investing activities	(77,542)	-	(152,030)

Financing activities
Proceeds from legal settlement	100	-	100
Payment of financing costs	(63,770)	-	(63,770)
Proceeds from common shares	-	142,000	1,592,234
Payment of convertible debentures	(6,000)	-	(6,000)
Proceeds from convertible debentures	932,781	563,965	2,280,175
Common stock payable	-	-	30,000
Net cash provided by financing activities	863,111	705,965	3,832,739

Net increase (decrease) in cash	(25,085)	(378)	113,140
Effect of changes in exchange rate	(11,292)	(53,851)	(109,524)

Cash, beginning of period	39,993	97,388	-
Cash, end of period	$3,616	$43,159	$3,616

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited - in US$)

Non cash investing and financing activities :

Issuance of common stock for conversion of debentures and interest	$30,000		$-	$630,490
Issuance of common stock for patent (3,500,000 shares)	$-		$-	$1,050,000
Receivable for common stock	$-		$-	$25,000
Consulting fees - non-cash stock compensation	$69,861		$458,058	$6,154,731
Loss on impairment of patent	$799,870	$		$799,870
Gain on legal settlement	$(293,321)		$-	$(293,321)
Gain on return of shares for services not rendered	$(32,000)		$-	$(32,000)
Forgiveness of accrued salaries	$(28,139)		$-	$(28,139)

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

(UNAUDITED – in USD$)

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

Investment in Biochallenge S.A.

In January 2006, the Company purchased for $51,973 an approximate 15% common stock equity interest in Biochallenge S.A., a Tunisian pharmaceutical firm.  During 2007, the investment was evaluated for impairment due to an adverse change in the market condition of the invested company.  As a result of this evaluation, the Company determined the investment to be impaired and recognized a loss on investment of $51,973 as of November 30, 2007.  In the current quarter the company received $29,359 as payment from the investment.  The company recorded funds as a gain on investment.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

(UNAUDITED – in USD$)

Advances

Management has decided during the quarter to record an allowance for $20,058 in advances made to prior management as they are deemed unrecoverable. The Company carries no other advances to other individuals in its books at present time.

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,146,648 ($1,971,555 and $12,175,093, respectively) including a net loss for the nine months ended August 31, 2008, in the amount of $1,403,503.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

(UNAUDITED – in USD$)

Note 4: Convertible Debentures

Viropro agreed to issue up to $1,300,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remained available.  The Company has determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and will be amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.  As of August 31, 2008, the unamortized debt discount and unamortized financing cost was $54,289 and $93,801, respectively.

From March 1, 2007 to August 31, 2008, investors converted $630,490 in private debenture financing as which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition debentures totaling $6,000, were settled with cash.

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of May 31, 2008, the Company raised only $70,000 from this first tranche of $300,000.  The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  As of August 31, 2008, the unamortized debt discount was $13,483.  The beneficial conversion feature was valued using the intrinsic value method.

On March 3, 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and will continue through December 15, 2008.  As of August 31, 2008, $932,781 of convertible debentures had been issued.  The Company has determined the debentures to have a beneficial conversion feature totalling $656,007.  The beneficial conversion feature was valued under the Instrinsic value method using the following assumptions: a stock price between $0.03 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  As of August 31, 2008, the unamortized debt discount was $562,452.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

(UNAUDITED – in USD$)

Note 5: Stockholders’ Deficit

The Company expensed $69,861 of previously issued shares recorded as deferred compensation.

On March 19, 2007, the Company received $30,000 for 375,000 shares at $0.08 per share of common stock. As of August 31, 2008, the Company had not issued any of these shares and accordingly has reflected $30,000 as a common stock payable. The Company anticipates issuing such shares in the following fiscal year.

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

On April 16, 2008, the Company entered into three additional RCSA’s.  The settlements stated that the parties mutually agreed to return to the Company a total of 779,750 shares.  The return of the shares was valued based on their original issuance which ranged from $0.02 to $0.32 per share for a total value of $177,790 resulting in a gain on settlement.

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

In July 2008, the Company negotiated the return and cancellation of 2,750,000 shares it had granted to Immuno Japan upon reaching an agreement for the supply of CHO cells and the marketing and production of therapeutic proteins. As this agreement was never implemented, Immuno Japan agreed to return 2,750,000 shares out of the 4,000,000 that had been issued at the onset, in November 2004.  The shares were deemed to have no value.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

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

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan, Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights, the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which was charged to operations during the year ended November 30, 2004, and is obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition, the Company will pay a royalty of 15% of sales of the licensed products. All agreements with Immuno Japan  have been cancelled as focus is now on partnerships with Invitrogen and Intas and other interested parties on Anti-CD20. As 4,000,000 shares had been issued to Immuno Japan for the purchase of a patent that was never used, the Company negotiated the return, in July 2008 of 2,750,000 shares. Patent has been impaired.

The Company’s principal executive offices are located in Montreal, Quebec, Canada where it occupies approximately 2,400 square feet of office space on a 3-year lease which expires during October 2008 with a monthly rental cost of $1,720. The lease is not expected to be renewed and facilities will be moved to a less costly location,

In addition, the Company rents laboratory facilities in Montreal occupying approximately 1,400 square feet under a one-year renewable lease expiring October 2008. The facilities cost the Company $3,252 per month.

Rent expense was $45,858 and $44,349 for the nine months ended August 31, 2008 and August 31, 2007, respectively.

During the quarter ended May 31, 2008, the Company settled all accrued salaries due to previous management.  The settlement resulted in salary forgiveness of $28,139.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

(UNAUDITED – in USD$)

Note 7: Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and $14,250 in damages and attorneys fees is payable as of August 31, 2008.

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

On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (RCSA). The RCSAs were entered into with Trivor Investment & Management Incorporation, (previous management), Suzan Reinharz, Abraham Grossman, Zalmen Herman, Sinal Academy and Israel Worm.  The settlements stated that the shareholders agree to return to the Company a total of 2,847,000 shares. The 225,545 shares held by Trivor, were to be annulled, since the certificates are lost.  In consideration for said return of shares and nullification of the shares, the Company was to issue a total of 3,725,000 shares to various individuals assigned by the shareholders.  As final settlement for any monies due to Trivor, the Company agreed to pay the sum of $40,000 Cdn, converted to $39,797 U.S.  As of August 31, 2008, all terms under the RCSA were complied with.

On April 16, 2008, the Company entered into three additional RCSA’s with 9131-2355 Quebec Inc., 4183827 Canada Inc. and 9134-6023 Quebec Inc.  The settlements stated that the parties mutually agreed to return to the Company a total of 778,750 shares. In addition, the Company acknowledges that 90,000 restricted shares held by the stockbroker of 9134-6023 Quebec were to be considered as free trading.  As of August 31, 2008, all shares have been returned and cancelled.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

(UNAUDITED – in USD$)

Note 7: Legal Proceedings (continued)

On May 6, 2008, the Company entered into a RCSA between 4174551 Canada, Inc and Georges Amare.  The settlement stated that the Company agrees to pay the shareholder’s attorney fees up to a total amount of $37,500 within ten calendar days of the full execution of the agreement. The shareholder shall submit a listing of all attorney fees owed to confirm the amount owed and the reasonableness of the claim.  The Company also agrees to remove the restrictive legend on the 616,800 shares currently held in the name of 4174551 Canada Inc.  The shareholder must return the certificates to the Company for cancellation.  As of August 31, 2008, the Company has not received the shares or a list of the attorney fees.  The Company has provisioned the $37,500 during the current quarter. Management expects to fully pay this amount from the proceeds of the next private placement.

In July 2008, the Company negotiated the return and cancellation of 2,750,000 shares it had granted to Immuno Japan in November 2004 upon reaching an agreement for the supply of CHO cells. As this agreement was never implemented, Immuno Japan agreed to return 2,750,000 shares out of the 4,000,000 that had been issued at the onset.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2008

(UNAUDITED – in USD$)

Note 8: Recent Pronouncements (continued)

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

Note 9: Subsequent Events

The Company has expended all cash proceeds received from the sales of convertible debentures; however, there are important commitments towards Research and Development and milestones to be reached as per the agreement with Intas. The Company has sought and received interest from other international partners and more partnerships are currently being discussed however, this is contingent to a further cash injection.

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

Overview

Viropro is a company operating in the pharmaceutical sector specializing in the sale of technological transfers for biopharmaceutical generic drugs in emerging markets.  Its expertise in cell line and biopharmaceutical manufacturing process development is supported by alliances with major partners in biotechnology. Recently restructured, Viropro is a young company with almost thirty-six months of completed activity.

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

In order to strengthen and expand Viropro International's manufacturing and development capabilities, a partnership agreement was signed on October 6, 2005 with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (NRC-BRI) for scale-up of process development.  This agreement allows the Company to benefit from the BRI'S outstanding expertise in biological product process development and scale-up.  With this agreement, the Company is granted an exceptional Research and Development leverage that minimizes its Research and Development expenditure. This in turn enables a greater focus on development of novel products such as monoclonal antibodies.  On October 26, 2006, Viropro signed a second agreement with NRC-BRI for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including monoclonal antibodies.

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

On November 7, 2006, Viropro signed its first major contract worth U.S. $42 million with Biochallenge S.A., a Tunisian private pharmaceutical company, for the development and the technology transfer of 4 biotherapeutic products.  Biochallenge was to manufacture locally and commercialize these high quality low cost biopharmaceuticals.  Viropro would have received U.S. $42 Million as licensing fees, development and technology transfer costs, and royalties on future sales.  Viropro’s initial equity participation was for 14% in the project.  However, Biochallenge failed to materialize the necessary financing per the set deadline of November 2007 and consequently, the agreement was terminated (see THIRD QUARTER EVENTS).

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

Newly appointed President and Chief Executive Officer, Serge Beausoleil is a successful Entrepreneur having done well in personal businesses who likes to face new challenges.  His previous experience brings strong expertise in the fields of Finance, Business Management, Sales management, and establishment of marketing strategies, partnership agreements and strategic alliance negotiations as well as in communications.

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

Technology and strategic alliances

Viropro now holds a versatile technology platform with an exclusive license portfolio. This is a result of strong partnerships with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

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

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed with the Biotechnology Research Institute for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous Research and Development leverage that minimizes its Research and Development expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro’s collaboration with the BRI is a productive one, and the Company enjoys the advantages of the BRI’s infrastructure and expertise, its highly specialized equipment for applied biotech, and a local network of skilled scientists and technicians to complement Viropro’s own.  On October 26, 2006, Viropro signed a second agreement with the National Research Council- Biotechnology Research Institute (NRC-BRI) for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro has obtained a worldwide exclusive license for the production of the recombinant human interferon beta («rH IFN beta»). Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

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

Third quarter events

Considering the Company’s cash depletion, all efforts have been focussed on finding new sources of funds. To this effect, the company called for a special meeting of shareholders in early August to investigate different financing alternatives. It was then decided that the most efficient to proceed was to sollicit potential partnerships with other drug companies. Hence a targetted e mail campaign was produced and this produced several call backs.

At the time this MD&A is produced, and as per the press release of October 6th the Company is still engaged in advanced discussions with several potential partners. In fact, a scientific due diligence is currently underway by one of these potential partners/investors. Among the items being reviewed is the sequencing of the heavy chain of our clone. Only the light chain had been tested, successfully. So far, all the testing indicates that our product is perfectly compliant.

However, due to lack of funds, further research had to be suspended and will resume only when a proper funding is completed.

Also during the third quarter, the Company negotiated the return of 2,750,000 shares that had been granted to Immuno Japan at the time an agreement had been reached to supply CHO cells (Nov. 2004). As this agreement had never been implemented, Management asked IJI to return part of the 4,000,000 shares initially granted. IJI diligently approved this offer and cancellation of shares was executed.

Subsequent events

Expiry of lease: the head office of the Company is located at 8515 Place Devonshire suite 207 in Montreal. The lease expires on Oct 31st 2008. Given the current cash situation and unless a cash injection materializes very quickly, the lease will not be renewed. In fact, considering the very limited number of individuals involved with the day-to-day management of the operations, and in order to reduce costs even further, all administrative tasks will be managed from a considerably smaller location. An announcement will be made to officialise this.

Results of Operations

Three Months Ended August 31st, 2008 and August 31st, 2007.

Revenues and Operating Loss

During the three-month periods ended August 31, 2008 and 2007, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $89,435 compared to a net operating loss of $415,658 in the same period of the prior year. The major portion of this favorable variance is attributable to decrease in consulting fees and reduction in general and administrative expenses.

Operating Expenses

During the three month period ended August 31, 2008, expenses were $89,435 for selling, general, and administrative, as compared to $276,976 of selling, general and administrative expenses for the same period of the prior year.

Nine Months Ended August 31, 2008 and August 31, 2007.

Revenues and Operating Loss

During the nine-month periods ended August 31, 2008 and 2007, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net operating losses of $631,403 compared to a net operating loss of $1,560,765 in the same period of the prior year. The major portion of this favourable variance (a decrease of more 60%) is attributable to decrease in consulting fees non-cash stock compensation due to a cost-cutting program implemented earlier this year.

Operating Expenses

During the nine month period ended August 31, 2008, expenses were $561,542 for selling, general, and administrative, as compared to $1,006,758 of selling, general and administrative expenses for the same period of the prior year.

Other Income

During the Quarter, the Company was able to claim considerable R&D tax credits through one of its subsidiaries. This produced an income of $66,006. The Company also gained from legal settlements and return of shares for services not rendered for a total of $305,820 for the nine months ending August 31st 2008.

Therefore, the Company is showing a 0.01$ loss per common share for the three months ended August 31st 2008 as compared to a loss of 0.02$ for the same period last year. Nine months loss per share is $0.04 compared to a loss of $0.07 for the same period last year.

Innium Technologies

To allow for optimal R&D tax credit, a distinct R&D entity was created. Innium is not a subsidiary of the Company, however Viropro has exclusive rights to its research and science.

Material Changes In Financial Condition, Longevity And Capital Resources

As at August 31st, 2008, the Company had $3,616 U.S. in cash so funds on hand are inadequate. To this end, the Company is having important discussions with several potential partners and some are in very advanced stages. However, it is of utmost importance that a final agreement be reached by month’s end or the Company will not be able to support the cost of the laboratory lease.

In fact, scientific operations have been suspended and failure to materialize a proper partnership would lead management to halt all scientific operations for good.

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

Item 3. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and VP Corporate Affairs, of the

Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and VP Corporate Affairs concluded that there were deficiencies in the Company's disclosure controls and procedures; therefore are disclosure controls and procedures were not effective.

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

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and $14,250 in damages and attorneys fees is payable as of August 31, 2008.

In 2006, the Company asserted a counter-claim (Case No. 2:06-cv-00739-RCJ-RJJ) seeking the return and cancellation of 6,800,000 million shares of Viropro that it felt were improperly issued.  The majority of these shares are owned or controlled by the previous managers of Viropro.  The current management of Viropro had been vigorously pursuing the prosecution and defence of this case.  Although a trial date had been set for July 22, 2008, the Company was able to resolve the claim by entering into several “Release of all Claims and Settlement Agreements”.  On April 16, 2008, the Company settled with the various individuals involved in the following manner:

On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (RCSA). The RCSAs were entered into with Trivor Investment & Management Incorporation, (previous management), Suzan Reinharz, Abraham Grossman, Zalmen Herman, Sinal Academy and Israel Worm.  The settlements stated that the shareholders agree to return to the Company a total of 2,847,000 shares. The 225,545 shares held by Trivor, were to be annulled, since the certificates are lost.  In consideration for said return of shares and nullification of the shares, the Company was to issue a total of 3,725,000 shares to various individuals assigned by the shareholders.  As final settlement for any monies due to Trivor, the Company agreed to pay the sum of $40,000 Cdn, converted to $39,797 U.S.  As of August 31, 2008, all terms under the RCSA were complied with.

On April 16, 2008, the Company entered into three additional RCSA’s with 9131-2355 Quebec Inc., 4183827 Canada Inc. and 9134-6023 Quebec Inc.  The settlements stated that the parties mutually agreed to return to the Company a total of 778,750 shares. In addition, the Company acknowledges that 90,000 restricted shares held by the stockbroker of 9134-6023 Quebec were to be considered as free trading.  As of August 31, 2008, all shares have been returned and cancelled.

On April 16, 2008, the Company entered into an RCSA with Jonathan Abenhaim.  The settlement stated that the shareholder was to return 1,000 shares for cash consideration of $100.

As a result of the April 16, 2008 settlements, the Company recognized a gain on settlement totalling $305,820.

During May 2008, the Company received 100,000 shares that had been granted to one consultant for work that prior management considered had never been performed. The consultant agreed to return the shares and they were cancelled resulting in a gain of $32,000 in the current period.

On May 6, 2008, the Company entered into a RCSA between 4174551 Canada, Inc and Georges Amare.  The settlement stated that the Company agrees to pay the shareholder’s attorney fees up to a total amount of $37,500 within ten calendar days of the full execution of the agreement. The shareholder shall submit a listing of all attorney fees owed to confirm the amount owed and the reasonableness of the claim.  The Company also agrees to remove the restrictive legend on the 616,800 shares currently held in the name of 4174551 Canada Inc.  The shareholder must return the certificates to the Company for cancellation.  As of

August 31, 2008, the Company has not received the shares or a list of the attorney fees.  The Company has provisioned the $37,500 during the current quarter. Management expects to fully pay this amount from the proceeds of the next private placement.

On July 2008, the Company negotiated the return of 2,750,000 shares that had been granted to Immuno Japan at the time an agreement had been reached to supply CHO cells (Nov. 2004). As this agreement had never been implemented, Management asked IJI to return part of the 4,000,000 shares initially granted. IJI diligently approved this offer and cancellation of shares was executed.

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

Dated:  October 17, 2008