Form 10-K
period 2008-11-30
VIROPRO INC
filed 2009-03-16
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2008.

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

VIROPRO, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-06718	13-3124057
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

300, avenue des Sommets, suite 1806 Verdun (Québec)	H3E 2B7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (514) 731-8776

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

Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $ 820,988 on February 28, 2009

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  82,098,793 of common stock on February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional small business format (check one):  Yes [  ] No [X]

VIROPRO, INC.

FORM 10-KSB

November 30, 2008

TABLE OF CONTENTS

		Page
PART I
ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	12

ITEM 3.	LEGAL PROCEEDINGS	13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	15

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 7.	FINANCIAL STATEMENTS	22

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	42

ITEM 8A(T).	CONTROLS AND PROCEDURES	42

ITEM 8B.	OTHER INFORMATION	42

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTERS AND CONTROL PERSONS	43

ITEM 10.	EXECUTIVE COMPENSATION	45

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	47

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	47

PART IV
ITEM 13.	EXHIBITS	49

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	48

SIGNATURES		49

INDEX TO EXHIBITS		50

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS.  This Form 10-KSB contains statements that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe”, “ project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

•

Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales.

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

PART I

Item 1. Description of Business

Historical Background

In 1997 and during the nine months ended March 31, 1998, the Company conducted its business as Food Concepts, Inc. Its primary business activity was retail and wholesale sales of gourmet and specialty coffees. Food Concepts was a roaster, packer and seller of roasted coffees and produced over 70 flavored coffees.

On March 31, 1998, the Company divested itself of its coffee operations by spinning off this business operation to Its Coffee Lovers, Inc., a Nevada corporation. On this same date, the Company acquired Insecta Sales and Research, Inc. (“Insecta”) Effective with this acquisition the Company changed its name to Viropro, Inc. Also on this date, the entire management of the Company changed with the resignations of Herb and Francis Glaubman and the appointment of Donald Grummer, as President; and Pat Quinlan as Vice President.

From March 31, 1998 through the fiscal year ended June 30, 2001, Viropro's sole operational division was Insecta Sales and Research, Inc., which marketed a line of insecticide products under the brand name Insecta. The change in business focus manifested through the acquisition of Insecta allowed the Company to effectively develop and aggressively market high quality, preemptive and efficacious insect control products which were marketed to consumers, industrial users and insect control professionals.

The Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company’s products would be no longer available for sale for consumer or professional use effective December 2001. The Company had until that date to sell its inventory of products containing this ingredient. The Company sought a replacement product without success. The Company wrote off its inventory and substantially curtailed its operations.

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

On December 18, 2003, the Company entered into a Letter of Intent with Central Network Communications Inc. of Montreal, Quebec to acquire its subsidiary, CNC Holdings Inc., for 20,000,000 common shares.  A long form Exchange Agreement was signed on January 21, 2004, and the closing there-under was subject to various conditions including registering the shares to be issued. On May 7, 2004, the Company filed its notice dated April 30, 2004 to withdraw the S-4 Registration Statement. As a result, the Exchange Agreement was terminated.

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

In November 2004, Viropro announced an agreement with Miralus Canada Inc. and Miralus International Inc. for the global commercialization of the “FREEdHEM” line of specialized medical products for the treatment of hemorrhoids with exclusive marketing rights for Japan, Central America and South America and non-exclusive rights for most of the countries elsewhere in the world including Canada.  FREEdHEM is already available in the United States through retail outlets of large pharmaceutical and food distributors. Miralus was to be paid a commission of 10% of any gross sales that it initiated.  As at the year ending November 30, 2005, the agreement and all contact with Miralus was terminated.

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

On February 2, 2005, Viropro announced that it had signed a scientific research agreement with the INRS-Institut Armand-Frappier research centre for the development and continuous improvement of detection tests related to the B19 virus (parvovirus).

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

The continuous development of this type of detection technology will greatly help Viropro in developing new markets and identifying new business partners in Third World countries where this virus is broadly disseminated across large populations. The INRS-Institut Armand-Frappier research centre is renowned, both locally and internationally, for its biomedical expertise and represents a vital crossroad for health-related research in Quebec. Members of the Centre's team have exceptional, even unique, analytical capabilities in the fields of chemistry, microbiology and immunology, genomics and proteomics as well as molecular and cellular biology. The Institute, which has approximately fifty faculty members, plays a vital role in research, training and technology transfers in the areas of human, animal and environmental health.

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

In September 2005, Mr. Richard Lee, President and Chairman of the Board of Directors announced the appointment of Dr. Jean-Marie Dupuy, who had been acting as a consultant to the Company as CEO of both the Company and its wholly owned subsidiary, Viropro Canada Inc.  Dr. Dupuy retains the title of President and CEO of Viropro Pharma Inc. and Viropro International Inc. Dr. Dupuy also accepted the nomination to the Board of Directors on November 19, 2005.  Dr. Dupuy resigned as Director and Officer of Viropro Canada Inc. and Viropro Pharma Inc. in January 2007.

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

Effective March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture. The debentures are convertible into common shares at $0.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company issued 5,000 warrants to purchase common shares at $0.25 per share expiring on March 1, 2009.  Through November 30, 2006, an aggregate of $713,429 had been received in cash.  The offering was to expire 105 days from its commencement unless extended for an additional 120 days by the Company.  If the minimum number of debentures was not sold, the Company would return the proceeds to the investors.

 As of June 23, 2006, the entire subscription of $1,310,000 of convertible debentures had been sold.   All proceeds from the sale of the debentures were received by March 31, 2007, and none of the convertible debenture remained available.

The Company has determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which is being amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and is being amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.  As of November 30, 2008, the unamortized debt discount and unamortized financing cost was $25,222 and $43,260, respectively.

From March 1, 2007 to November 30, 2008, investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures totaling $56,000 were settled with cash.

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of May 31, 2008, the Company raised only $70,000 from this first tranche of $300,000.  The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  As of November 30, 2008, the unamortized debt discount was $10,609.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity is November 1, 2009.

On March 3, 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and will continue through December 15, 2008.  As of November 30, 2008, $989,943 of convertible debentures had been issued.  The Company has determined the debentures to have a beneficial conversion feature totalling $656,007.  The beneficial conversion feature was valued under the Instrinsic value method using the following assumptions: a stock price between $0.02 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  As of November 30, 2008, the unamortized debt discount was $506,452.

Current Business

Viropro is a company operating in the pharmaceutical sector specializing in the sale of technological transfers for biopharmaceutical generic drugs in emerging markets.  Its expertise in cell line and biopharmaceutical manufacturing process development is supported by alliances with major partners in biotechnology.

The current business model focuses on the Company’s expertise; the development of therapeutic proteins.

Viropro is not a standard biotech company.  It maintains as its primary focus, generic versions of blockbuster biopharmaceutical drugs (defined as drug with sales of greater than US$ 1 billion per year), involving low risk.  These products are known and have already been FDA approved, and, furthermore, developing manufacturing processes for these drugs is quite well standardized.

In order to strengthen and expand Viropro International's manufacturing and development capabilities, a partnership agreement was also signed with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development.  This agreement allows the Company to benefit from the BRI'S outstanding expertise in biological product process development and scale-up.  With this agreement, the Company is granted an exceptional R&D leverage that minimizes its R&D expenditure, which in turn enables a greater focus on development of novel products such as monoclonal antibodies.  Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins.

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

The worldwide biopharmaceutical market was estimated at over US$ 50 billion in 2004 (Biopharma). Biopharmaceuticals are a growing field, the rate of new products being approved has increased steadily, more than doubling from the 1990s through to 2005 (Bioplan 2006 and Nature 2004). A series of key blockbuster products developed in the 1980s and 1990s and selling of over US$ 30 billion are predicted to remain the dominant revenue generators over the coming years (Nature Biotech., 2004). All of Viropro’s targeted biogenerics are among these blockbuster biopharmaceuticals.

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

Viropro’s management structure is very lean. In fact, the Company is managed by two executives; research and development is subcontracted, since April 2008, to Innium Technology with Viropro holding the exclusive rights on the research.  Innium Technology, an independent and private company bears the infrastructure and personnel costs leaving Viropro with minimal fixed costs, liabilities and long term commitment.

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

An agreement (MOU) was signed on April 26, 2007 with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL was to pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro would receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the above mentioned INTAS MoU was signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of U.S.$2.14 Million over the next 2 years.

In December 2008, IBPL transferred this agreement to Biologics Process Development, Inc of San Diego, California, its newly acquired subsidiary, which in turn is purchasing a majority stake in Viropro by a $1.18 million private placement. This ensures adequate financing to Viropro for the development of the targeted biopharmaceutical drug.

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

Products, goals and objectives

Therapeutic protein products are the primary reason for the boom in biotech.  Monoclonal antibodies (a specific class of therapeutic proteins) posted sales of US$ 14.5 billion in 2005, and it is estimated that in 2008 they accounted for 32% of all biotech revenue (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).  With a considerable portion of the therapeutic protein sector having recently lost patent protection, or being set to lose it by 2010, there is a major opportunity in the technology transfer of therapeutic proteins throughout the world.

Viropro’s goals and objectives are as follows:

•

To develop and out-license manufacturing processes for biogenerics already in the public domain as soon as patent protection expires for various biopharmaceuticals;

•

To develop new biopharmaceutical products with various partners (conditional to total development cost coverage);

•

Short term goals are to obtain recurring revenue;

•

Growing to 15 product-contracts within 5 years;

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

Administrative overhead

The Company plans to maintain low administrative and overhead costs that will ensure the funds are available for the development activities and accordingly create the maximum value for its shareholders. Research and Development work will be subcontracted to BRI, to university laboratories for experimental studies or to specialized companies for GMP manufacturing, toxicology and clinical studies. Selecting the optimal research and development work structure between Viropro, Intas and BPD will minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.

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

Intas Biopharmaceuticals Ltd of Ahbedamad (“IBLA”), India, also signed a partnership agreement in October 2007 for the development and production of an undisclosed therapeutic protein.  The signature of the development contract along with a consultancy agreement contract signed in parallel was to provide Viropro with product development and licensing revenues of US$ 2.1 Million over the next 2 years. Since then, IBPL has transferred this agreement to Biologics Process Development of San Diego, California, its newly acquired subsidiary, which in turn is purchasing a majority stake in Viropro through a $1.18 million private placement. This ensures adequate financing to Viropro for the development of the targeted biopharmaceutical drug.

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

Employees

The Company has no employees. Management consists of 2 consultants.

Recent Events

In December 2008, the Company received a Letter of Intent from Biologics Process Development Inc., (“BPD”) in San Diego, a subsidiary of Intas Biopharmaceuticals Ltd from India. The letter calls for an investment of $1.18 million dollars from BPD and the issuance of 84 million shares of the Company.

Upon regulatory and shareholders approval, Biologics Process Development will take control of Viropro Inc. A Meeting of Shareholders will be held to approve this change of control on March 24, 2009.

The meeting will also seek approval of the shareholders to increase the authorized common shares of the Company which currently stands at 100,000,000 shares. With the shares to be issued to BPD, the number of shares outstanding on a pro-forma basis, would stand at more than 151,000,000. Given the current market price, the proposal put forth to shareholders is to increase authorized common shares to 1,000,000,000.

The strategic decision of acquiring a controlling stake has been taken by IBPL to offer technical expertise and accessibility to its clients in North America.

Intas Biopharmaceuticals Limited is a fully integrated biopharmaceutical company based out of Ahmedabad, Gujarat, India. Since launch of biotechnology operations in May 2000, Research & Development (R&D) and Manufacturing of Biopharmaceutical products with a special focus on Oncology (Cancer) are the major thrust areas for the Company.

BPD, located in Poway, CA, has been providing contract laboratory services to the biotechnology and biopharmaceutical industries for more than decade.  The range of services includes molecular biology, cell culture, fermentation, protein purification, frozen storage, contract manufacturing, process scale-up and consulting services.

Item 2. Description of Property

No property

Item 3. Legal Proceedings

There are no Legal Proceedings at the present time. Upon taking over management, the new President of the Company undertook to settle all claims from and towards the Company.  One group of investors still holds a claim by judgment against the Company for $136,350 CDN.  In October 2007, judgement was rendered againSt Central Network Communications (“CNC”), Viropro and Trivor Management on behalf of the investor. This amount was due by CNC and Trivor Management as fees payable to the investor, to be paid in shares of Viropro. The Company believes the judgement to be flawed AND is seeking recourse and action for cancellation of said judgement.

Item 4. Submission of Matters to a Vote of Security Holders

In January 2008, a Shareholders meeting was called. The meeting was to determine whether the Company could continue operations given that no financing could be found. A proposal was made to raise private funds up to $2MM USD to provide sufficient funding of administrative and scientific operations. Mr. Serge Beausoleil was named president and Dr. Dupuy resigned.

Shareholders of record on February 24, 2009 are called for a Meeting to be held March 24, 2009. Proposals set forth are to increase the authorized capital of the Company from 100 million shares to 1 billion and to approve the change of control to Biologics Process Development.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

QUARTER ENDING	HIGH	LOW

February 28, 2007	$0.24	$0.18

May 31, 2007	$0.24	$0.19

August 31, 2007	$0.13	$0.12

November 30, 2007	$0.08	$0.06

February 28, 2008	$0.05	$0.05

May 31, 2008	$0.04	$0.04

August 31, 2008	$0.02	$0.02

November 30, 2008	$0.01	$0.00

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

During December 2004, the Company issued 682,500 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received prior to November

30, 2004 aggregating $136,500. In conjunction with this offering the Company issued 1,457,500 warrants to purchase common shares at $.25 per share. The warrants expired in December 2006.

During February 2005, the Company issued 2,152,000 common shares pursuant to the exemption contained in Regulation S to consultants who were non-U.S. persons for services performed during the year ended November 30, 2004.

During February 2005, the Company issued 493,200 common shares pursuant to the exemption contained in Regulation S to purchasers who were non-U.S. persons for cash received aggregating $105,660. In conjunction with this offering the Company issued 741,400 warrants to purchase common shares at $.25 per share and 50,000 warrants to purchase common shares at $.35 per share. The warrants expired in February 2007.

During February 2005, the Company issued 685,000 common shares pursuant to the exemption contained in Regulation S to consultants who were non-U.S. persons for services performed subsequent to November 30, 2004.

During March 2005, the Company issued 850,000 shares of common stock pursuant to a Form S-8 Registration Statement for services provided.

During the period from February to May 2005, the Company issued 922,430 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $184,986. In conjunction with this offering the Company issued 543,930 warrants to purchase common shares at $.25 per share. The warrants expired between February through May 2007.

During June 2005, the Company issued 1,245,000 common shares for services performed.

During September 2005, the Company issued 3,485,965 common shares for services performed.

During the period from September 2005 through November 2005, the Company agreed to issue an aggregate of 1,487,500 common shares pursuant to the exemption contained in Regulation S for cash received of $297,500 and 125,000 common shares for a receivable of $25,000 which was paid in March 2006. In conjunction with this offering the Company issued 1,597,500 warrants to purchase common shares at $.25 per share. The warrants expired between September through December 2007. In addition, the Company agreed to issue 300,000 common shares for services performed.

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

During the period from December 2007 to November 2008, the Company did not issue any Shares as per Regulation S, cancelled 7,727,750 restricted shares and reissued 4,975,000 free trading shares as a result of claim settlements. 150,000 shares were issued from the conversion of debentures.

In February 2009, the Company issued 14,332,600 free trading shares to First Royalties convertible debenture holders.

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

Selected Financial Data

The following selected financial data for the years ending November 30, 2008 and 2007 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:

	For the Year Ending November 30,
	2008	2007
Revenues	-0-	$264,000
Operating Expenses	$852,797	$2,039,766
Income Taxes	-0-	-0-
Net loss	($1,734,615)	($2,654,604)
Loss Per Share	($0.04)	($0.08)

Balance Sheet Data:	As at November 30, 2008

Working Capital	($ 967,119)
Total Assets	$ 129,598
Total Liabilities	$ 1,582,347
Stockholders' Deficit	($ 1,452,749)

Working capital is calculated based upon the difference between total current assets and total current liabilities as of November 30, 2008.

Results of Operations

Revenues and Cash Position

During the year ended November 30, 2008 and 2007, the Company had no revenue and $264,000, respectively.  As of November 30, 2008, the cash position was $2,726 compared to $39,993 as of November 30, 2007.

The cash balance as at the year end is inadequate for the Company’s planned business activities, however, subsequent to the year end a Letter of Intent for a private placement of $1.18 million USD was signed.

Operating Expenses and Net Loss

Our average monthly (recurring) expenses during the year ended November 30, 2008 approximated US$65,000, and included rent, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance. Sums paid to the officers and directors as compensation expenses for the year ended November 30, 2008 amounted to $149,827 compared to $239,452 paid for the year ended November 30, 2007.

All our cash expenditures in 2008 were for office overhead, travel, fund raising activities, legal and accounting.

During the year ending November 30, 2008, the Company incurred an operating loss of $852,797 as compared to $1,775,766 for the year ended November 30, 2007. The decrease in loss was attributed to a reduction in expenditures, mostly on remuneration of management. Loss per share was $0.04 for the year ended November 30, 2008 as compared to $0.08 for the year ended November 30, 2007.

The Company’s principal executive offices were located in Montreal Quebec Canada where it occupied approximately 2400 square feet of office space on a 5-year lease, with a monthly rental cost of CDN$2,000 (approximately US$1,720). This Lease has expired and was not renewed. New management has moved the executive offices in to a much smaller yet convenient facility in November 2008 and rental costs are now CDN $1,000 (approximately US$780). Renewal is on a monthly basis.

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

An agreement (MOU) was signed on April 26, 2007 with Intas Biopharmaceuticals Ltd. (IBPL) for the production of an undisclosed high value therapeutic product.  IBPL will pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro will receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and License Agreement related to the abovementioned INTAS MoU were signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of U.S.$ 2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately U.S. $100 Million in revenues for Viropro over the 10 year term of this agreement.  Thus far the Company has received a one time fee of $198,000 USD. Upon reaching the next milestone

(now scheduled for November 2009) additional fees are payable that should assure completion of all research on this project.

In December 2008, IBPL transferred this agreement to Biologics Process Development of San Diego, California, its newly acquired subsidiary, which in turn is purchasing a majority stake in Viropro by a 1,18 million private placement. This ensures adequate financing to Viropro for the development of the targeted biopharmaceutical drug.

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

14.

Penny Stock Regulation with Respect to the Underlying Shares.  Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of

$1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity in the secondary market for a security that becomes subject to the penny stock rules.  The underlying shares are subject to the penny stock rules and investors in this Offering, upon conversion of the Units, may find it more difficult to sell their securities.

Item 7 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Viropro, Inc. and subsidiaries

Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheets of Viropro, Inc. and subsidiaries (A Development Stage Company) as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception (July 1, 2003) to November 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. and subsidiaries (A Development Stage Company) as of November 30, 2008 and 2007, and results of its operations and its cash flows for the years then ended and from inception (July 1, 2003) to November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/

De Joya, Griffith & Company, LLC

Henderson, Nevada

March 10, 2009

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Balance Sheets (In US Dollars)
	November 30, 2008	November 30, 2007
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash	$2,726	$39,993
Other receivables	-	21,381
Prepaid expenses	4,332	9,262
GST taxes	2,429	6,507
Financing costs	120,111	248,162
Total current assets	129,598	325,305

Property and Equipment, net	-	13,353

Other Asset
Patent, net	-	852,370

Total Assets	$129,598	$1,191,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$324,548	$753,815
Other payables	-	30,648
Convertible debentures- current (net of unamortized debt discount of $35,831)	692,169	-
Common stock payable	80,000	30,000
Total Current Liabilities	1,096,717	814,463

Convertible debentures (net of unamortized debt discount of $506,452)	485,630	647,779
Total Liabilities	1,582,347	1,462,242

Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 35,386,160 and 37,988,910 shares issued and outstanding, respectively	35,386	37,989
Additional paid in capital	13,120,834	12,602,034
Deferred stock compensation	-	(69,860)
Deficit accumulated during the development stage	(12,506,205)	(10,771,590)
Accumulated deficit	(1,971,555)	(1,971,555)
	(1,321,540)	(172,982)
Other comprehensive loss:
Foreign currency translation adjustment	(131,209)	(98,232)
Total Stockholders’ Deficit	(1,452,749)	(271,214)
Total Liabilities and Stockholders’Deficit	$129,598	$1,191,028

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(In US Dollars)
	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2008	2007	2008
	(Audited)	(Audited)	(Audited)
Revenues	$ -	$ 264,000	$ 264,000

Cost of revenue	-	-	-

Gross profit	-	264,000	264,000

Operating expenses:
Consulting fees -non cash compensation	69,860	672,598	6,156,730
Consulting fees	149,827	239,452	1,273,038
Professional fees	187,575	297,771	1,083,564
Research and development	153,853	63,727	280,418
General and administrative	291,682	766,218	2,057,053

Total operating expenses	852,797	2,039,766	10,850,803

Operating loss	(852,797)	(1,775,766)	(10,586,803)

Other income (expense)

Interest expense	(584,223)	(826,865)	(1,569,832)
Research and development credit	66,006	-	66,006
Gain (loss) on investment	29,359	(51,973)	(22,614)
Loss on impairment of patent	(799,870)	-	(799,870)
Gain on legal settlement	386,387	-	381,137
Loss on legal settlement	5,250	-	-
Gain on return of shares for services not rendered	32,000	-	32,000
Debt forgiveness	42,501	-	42,501
Loss on uncollectible advances	(20,058)	-	(20,058)
Loss on sale of assets	(28,670)	-	(28,670)
	(881,818)	(878,838)	(1,919,400)

Net loss	$ (1,734,615)	$ (2,654,604)	$ (12,506,205)
Comprehensive loss:
Foreign currency translation adjustment	(32,977)	(56,937)	(131,209)
Comprehensive loss	$ (1,767,592)	$ (2,711,541)	$ (12,637,414)

Per share information - basic:
Weighted average shares outstanding	36,928,242	34,791,633

Loss per common share	$ (0.04)	$ (0.08)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2008
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

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2008 – Continued
(Audited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2005	15,883,069	$ 15,883	$ 5,620,052	$ (45,000)	$(3,681,610)	$ (1,971,555)	$ (66,317)	$ (128,547)

Common stock issued for cash	4,000,997	4,001	701,587	-	-	-	-	705,588
Common stock issued for services	9,108,555	9,109	3,023,790	(503,625)	-	-	-	2,529,274
Common stock issued for patent	3,500,000	3,500	1,046,500	-	-	-	-	1,050,000
Amortization of deferred compensation	-	-	-	45,000	-	-	-	45,000
Record debenture financing and debt discount	-	-	713,429		-	-	-	713,429
Net (loss)	-	-	-	-	(4,435,376)	-	-	(4,435,376)
Foreign currency translation	-	-	-	-	-	-	25,022	25,022

Balance November 30, 2006	32,492,621	$ 32,493	$ 11,105,358	$ (503,625)	$(8,116,986)	$ (1,971,555)	$ (41,295)	$ 504,390

Common stock issued for cash	600,000	600	61,400	-	-	-	-	62,000
Common stock issued for services	1,893,836	1,894	236,940	(238,834)	-	-	-	-
Common stock for debentures converted and interest	3,002,453	3,002	597,488					600,490
Amortization of deferred compensation	-	-		672,599	-	-	-	672,599
Record debenture financing and debt discount	-	-	600,848		-	-	-	600,848
Net (loss)	-	-	-	-	(2,654,604)	-		(2,654,604)
Foreign currency translation	-	-	-	-	-	-	(56,937)	(56,937)

Balance November 30, 2007	37,988,910	$ 37,989	$ 12,602,034	$ (69,860)	$ 10,771,590)	$ 1,971,555)	$ (98,232)	$ (271,214)

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2008 – Continued
(Audited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2007	37,988,910	$ 37,989	$ 12,602,034	$ (69,860)	$(10,771,590)	$ (1,971,555)	$ (98,232)	$ (271,214)
Common stock issued for settlement	3,725,000	3,725	39,200	-	-	-	-	42,925
Common stock canceled	(3,727,750)	(3,728)	(209,009)	-	-	-	-	(212,737)
Common stock canceled – Immuno Japan	(2,750,000)	(2,750)	2,750	-	-	-	-	-
Common stock for debentures converted and interest	150,000	150	29,850	-	-	-	-	30,000
Amortization of deferred compensation	-	-	-	69,860	-	-	-	69,860
Record debenture financing and debt discount	-	-	656,009	-	-	-	-	656,009
Net (loss)	-	-	-	-	(1,734,615)	-	-	(1,734,615)
Foreign currency translation	-	-	-	-	-	-	(32,977)	(32,977)

Balance November 30, 2008 (audited)	35,386,160	$ 35,386	$ 13,120,834	$ -	$(12,506,205)	$ (1,971,555)	$ (131,209)	$ (1,452,749)

See accompanying notes to consolidated financial statements.

Viropro, inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
	Year Ended	Year Ended	Inception (July 1, 2003 to November 30, 2008)
	November 30, 2008	November 30, 2007

	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net (loss)	$ (1,734,615)	$ (2,654,601)	$ (12,506,205)
Adjustments to reconcile net loss to net cash used by operating activities :
Depreciation and amortization	62,471	108,839	269,263
Amortization financing costs	221,085	581,226	885,324
Amortization beneficial conversion feature	279,944	247,540	568,089
Loss on investment	-	51,973	51,973
Loss on impairment of patent	799,870	-	799,870
Loss on sale of assets	28,670	-	28,670
Loss on uncollectible advances	20,058	-	20,058
Gain on legal settlement	(386,387)	-	(386,387)
Loss on legal settlement	5,250	-	5,250
Gain on return of shares for services non rendered	(32,000)	-	(32,000)
Debt forgiveness	(42,501)	-	(42,501)
Consulting fees – non-cash stock compensation	69,860	672,599	6,154,731
Changes in operating assets and liabilities :
Decrease in other receivables	1,323	(17,807)	(20,058)
Decrease in prepaid expenses	4,930	(5,145)	(4,331)
Decrease in GST taxes	4,078	15,597	(2,429)
Decrease in Accounts payable and accrued expenses	(174,187)	300,864	550,969
Decrease in Other payables	-	22,460	30,648
Increase in Deferred revenue	-	(49,965)	-
Net cash used in operating activities	(872,151)	(726,423)	(3,629,066)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	47,962	-	47,962
Acquisition of property and equipment	(73,250)	-	(95,765)
Net cash used in investing activities	(25,288)	-	(99,776)

Cash flows from financing activities:
Proceeds from legal settlement	100	-	100
Payment of financing costs	(93,034)	-	(99,034)
Proceeds from common shares	-	62,000	1,592,234
Payment of convertible debenture	(56,000)	633,965	(56,000)
Common stock payable	50,000	30,000	80,000
Proceeds from convertible debentures	992,083	-	2,339,477
Net cash provided by financing activities	893,149	725,965	3,862,777

Net increase (decrease) in cash	(4,290)	(,458)	133,935
Effect of changes in exchange rate	(32,977)	(56,937)	(131,209)

Cash, beginning of period	39,993	97,388	-
Cash, end of period	$ 2,726	$ 39,993	$ 2,726

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

Supplemental information:
Interest paid	$ -	$ -	$ 7,387
Income taxes paid	$ -	$ -	$ -

Non cash investing and financing activities :

Issuance of common stock for conversion of debentures and interest	$ 30,000	$ -	$ 630,490
Issuance of common stock for patent (3,500,000 shares)	$ -	$ -	$ 1,050,000
Gain on legal settlement -cancelation of shares	$ 137,712	$ -	$ 137,712
Gain on legal settlement – debt forgiveness	$ 248,675	$ -	$ 248,675
Receivable for common stock	$ -	$ -	$ 25,000

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Note 1: Organization and Basis of Presentation

Viropro, Inc. (formerly known as Food Concepts, Inc.) (The Company) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company in accordance with the provisions of SFAS No 7 “Accounting and Reporting for Development Stage Enterprises”. The Company is currently developing a generic version of a biopharmaceutical drug.

Note 2: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,477,760 ($1,971,555 and $12,506,205, respectively) including a net loss for the year ended November 30, 2008, in the amount of $1,734,615.

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

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Note 3: Summary of Significant Accounting Policies

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed. Depreciation is computed using the straight line method over the estimated useful lives of 3 to 5 years.

Depreciation expense for the years ended November 30, 2008 and 2007 was $16,278 and $3,839, respectively.

In the current year, the company received a total of $47,962 for the sale of all their assets.  The company recorded a loss of  $28,670.

Investment in Biochallenge S.A.

In January 2006, the Company purchased for $51,973 an approximate 15% common stock equity interest in Biochallenge S.A., a Tunisian pharmaceutical firm.  During 2007, the investment was evaluated for impairment due to an adverse change in the market condition of the invested company.  As a result of this evaluation, the Company determined the investment to be impaired and recognized a loss on investment of $51,973 as of November 30, 2007.  In the current year, the company received $29,359 as payment from the investment.  The company recorded funds as a gain on investment.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

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

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards (“SFAS”) 130, "Reporting Comprehensive Income".  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.

Foreign Currency Translation

The local currency (Canadian Dollar) is the functional currency for the Company’s operations. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders’ deficit.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006.  The accompanying consolidated financial statements as of and for the year ended November 30, 2007 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the year ended November 30, 2008 totaled $0 (2007; $672,599)

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Impairment of Long-Lived Assets

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

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for years beginning after November 15, 2007 (December 1, 2007 for the Company). The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Asset and Financial Liabilities – an amendment of FSAB statement 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Recent Pronouncements (continued)

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Note 3: Income Taxes

As of November 30, 2008 and 2007, the Company has a net operating loss carry forward of approximately $6,397,000 and $5,680,000, respectively.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2028.  Components of net deferred tax assets, including a valuation allowance, are as follows at November 30:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$ 2,181,900	$ 1,931,000
Total deferred tax assets	2,181,900	1,931,000
Less: Valuation Allowance	(2,181,900)	(1,931,000)

Net Deferred Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets as of November 30, 2008 and 2007 was approximately $2,181,900 and $1,931,000, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2008 and 2007 and, accordingly, recorded the full valuation allowance.

The Company files income tax returns in the United States federal jurisdiction. The Company will file its U.S. federal return for the year ended November 30, 2007 and November 30, 2008, upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30:

	2008	2007

Federal statutory tax rate	(35.0)%	(34.0)%
Change in valuation allowance	35.0%	34.0%

Effective tax rate	0.0%	0.0%

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Note 4: Convertible Debentures

Viropro agreed to issue up to $1,300,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remained available.  The Company has determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which is being amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors shall have 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price shall be $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and is being amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.  As of November 30, 2008, the unamortized debt discount and unamortized financing cost was $25,222 and $43,260, respectively.

From March 1, 2007 to November 30, 2008, investors converted $630,490 in private debenture financing as which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition debentures totaling $56,000, were settled with cash.

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of May 31, 2008, the Company raised only $70,000 from this first tranche of $300,000.  The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  As of November 30, 2008, the unamortized debt discount was $10,609.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity is November 1, 2009.

On March 3, 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and will continue through December 15, 2008.  As of November 30, 2008, $992,082 of convertible debentures had been issued.  The Company has determined the debentures to have a beneficial conversion feature totalling $656,009.  The beneficial conversion feature was valued under the Instrinsic value method using the following assumptions: a stock price between $0.02 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  As of November 30, 2008, the unamortized debt discount was $506,452.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Note 5: Stockholders’ Deficit

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

Notes to Financial Statements

November 30, 2008

(Audited)

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

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

On April 16, 2008, the Company entered into three additional RCSA’s.  The settlements stated that the parties mutually agreed to return to the Company a total of 779,750 shares.  The return of the shares was valued based on their original issuance which ranged from $0.02 to $0.32 per share for a total value of $177,790 resulting in a gain on settlement.  This resulted in a net gain on settlement related to the cancelation of shares of $137,712.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Certain detachable stock warrants have been granted related to convertible debentures discussed in Note 4: Convertible debentures.  These warrants have expiration dates between march 2009 to may 2010.

The following table summarizes the Company’s detachable stock warrant activities:

	Number of Warrants	Exercise Price
Balance as of July 1, 2003 (Inception)	-	$ -
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2003	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2004	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2005	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2006	3,567,145	0.25
Warrants issued	2,932,855	0.25
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2007	6,500,000	0.25
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2008	6,500,000	0.25

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

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

During November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan, Inc. for the marketing and production of therapeutic proteins in international markets. According to the agreement, the Company has acquired licenses to patented technologies related to the production of therapeutic proteins for certain countries. As compensation for the rights, the Company issued 500,000 shares of common stock in February 2005, with a fair value of $220,000 which was charged to operations during the year ended November 30, 2004, and was obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not yet occurred. In addition, the Company was to pay a royalty of 15% of sales of the licensed products. All agreements with Immuno Japan  have been cancelled as focus is now on partnerships with Invitrogen and Intas and other interested parties on Anti-CD20. As 4,000,000 shares had been issued to Immuno Japan for the purchase of a patent that was never used, the Company negotiated the return, in July 2008 of 1,750,000 shares. The patent was evaluated during the year ended November 30, 2008 and was determined to be impaired.  The Company recorded a loss on impairment for $799,870.

During the year 2008, the Company settled all accrued salaries due to previous management.  The settlement resulted in salary forgiveness of $28,139.

In April 2008, the Company decided to award to Innium Technologies of Montreal all its research and development on the Anti-CD20 project.  Viropro will fund the R&D costs but will retain the entire intellectual property and all rights relating to the project; in so doing, Viropro has further reduced its fixed costs but all advances made prior to this agreement have been expensed so as to reflect the arm’s length relation with Innium.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Note 7: Legal Proceedings

On June 16, 2006, the Company became involved in a legal dispute in which a shareholder, holding 177,500 shares, claimed the Company was purposefully not removing his trading restrictions.  The Company has appeared and answered the allegations of the lawsuit, denied liability, and vigorously defended itself. Viropro was ultimately unsuccessful and $14,250 in damages and attorneys fees.  This claim was settled in February 2009 by the issuance of 750,000 free trading shares.  The value of the shares to be issued was accrued resulting in recognition of loss on settlement of $5,250.

In October 2007, judgement was rendered againt Central Network Communications (“CNC”), Viropro and Trivor Management for 136,350 CAD on behalf of Martial Frigon. This amount was due by CNC and Trivor Management as fees payable to Martial Frigon, to be paid in shares of Viropro. The Company believes the judgement to be flawed and is seeking recourse and action for cancellation  of said judgement.

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

On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (RCSA). The RCSAs were entered into with Trivor Investment & Management Incorporation, (previous management), Suzan Reinharz, Abraham Grossman, Zalmen Herman, Sinal Academy and Israel Worm.  The settlements stated that the shareholders agree to return to the Company a total of 2,847,000 restricted shares. The 225,545 shares held by Trivor, were to be annulled, since the certificates were lost.  In consideration for said return of shares and nullification of the shares, the Company was to issue a total of 3,725,000 shares to various individuals assigned by the shareholders.  As final settlement for any monies due to Trivor, the Company agreed to pay the sum of $40,000 Cdn, converted to $39,797 U.S.  As of November 31, 2008, all terms under the RCSA were complied with.

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

As a result of the April 16, 2008 settlements, the Company recognized a gain on settlement totaling $386,387.  This was the result of the cancelation of shares with a net gain of $137,712 and the release of payables due to the parties totaling $248,675.  (See Note 5: Stockholders’ Deficit for additional detail).

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

Note 7: Legal Proceedings (continued)

During May 2008, the Company received 100,000 shares that had been granted to one consultant for work that prior management considered had never been performed. The consultant agreed to return the shares and they were cancelled resulting in a gain of $32,000 in the current period.

On May 6, 2008, the Company entered into a RCSA between 4174551 Canada, Inc and Georges Amar.  The settlement stated that the Company agreed to pay the shareholder’s attorney fees up to a total amount of $37,500 within ten calendar days of the full execution of the agreement. The shareholder was to submit a listing of all attorney fees owed to confirm the amount owed and the reasonableness of the claim.  The Company also agreed to remove the restrictive legend on the 616,800 shares currently held in the name of 4174551 Canada Inc.  The shareholder must return the certificates to the Company for cancellation.  As of November 30, 2008, the Company has not received the shares or a list of the attorney fees.  The Company has accrued the $37,500 during the year ended November 30, 2008. Management expects to fully pay this amount from the proceeds of the next private placement.

In July 2008, the Company negotiated the return and cancellation of 2,750,000 shares it had granted to Immuno Japan in November 2004 upon reaching an agreement for the supply of CHO cells. As this agreement was never implemented, Immuno Japan agreed to return 2,750,000 shares out of the 4,000,000 that had been issued at the onset.

Note 8: Subsequent Events

In December 2008, the Company received a Letter of Intent from Biologics Process Development Inc. in San Diego, a subsidiary of Intas Biopharmaceuticals Ltd from India. The letter calls for an investment of $1.18 million dollars from BPD and the issuance of 84 million shares of the Company. Upon regulatory and shareholders approval, Biologics Process Development will take control of Viropro Inc. A Meeting of Shareholders will be held to approve this change of control on March 24, 2009.

The meeting will also seek approval of the shareholders to increase the authorized common shares of the Company which currently stands at 100,000,000 shares. With the shares to be issued to BPD, the number of shares outstanding on a  pro-forma basis, would stand at more than 151,000,000. Given the current market price, the proposal put forth to shareholders is to increase authorized common shares to 1,000,000,000.

The strategic decision of acquiring controlling stake has been taken by IBPL to offer technical expertise and accessibility to its clients in North America.

Intas Biopharmaceuticals Limited is a fully integrated biopharmaceutical company based out of Ahmedabad, Gujarat, India. Since launch of biotechnology operations in May 2000, Research & Development (R&D) and Manufacturing of Biopharmaceutical products with a special focus on Oncology (Cancer) are the major thrust areas for the company.

BPD, located in Poway, CA, has been providing contract laboratory services to the biotechnology and biopharmaceutical industries for more than decade.  The range of services includes molecular biology, cell culture, fermentation, protein purification, frozen storage, contract manufacturing, process scale-up and consulting services.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

November 30, 2008

(Audited)

In December 2008,  the Company issued 89,500 free trading shares to 9134-6023 Québec Inc. a private Company owned by Suzan Reinharz as part of the release signed on April 2008. The Company also issued 750,000 free trading shares to LMC Communications to settle a claim against the Company. (See item 7, Legal Proceedings).

In relations with the LOI mentionned above, 5,000,000 restricted shares were also issued in December 2008 to Biologics Process Development against a payment of 50,000 USD. Finally, 2,142,200 restricted shares were issued to First Royalties as interest payment on the debenture issued in March 2008.

In February 2009, the Company issued 14,332,600 free trading shares to First Royalties convertible debenture holders and 698,500 shares as interest payment.  966, 667 shares were returned for cancellation by a former consultant of the Company; these shares were issued as remuneration for the IJI agreement that was never implemented. Consultant agreed to return without compensation.  4,200,000 free trading shares were issued to executives of the Company as per regulation S8 for their involvement in reaching an agreement with Biologics Process Development. In relations with the LOI mentioned above, an additional 20,000,000 restricted shares were issued in February 2098 to Biologics Process Development.  A total of 450,000 shares were issued for the removal of restrictive legend.  Finally, 16,500 restricted shares were issued to 7 debenture holders of Securecap as interest payment.

In February 2009, the Company authorized the issuance of 13,661,600 free trading shares to Securecap convertible debenture holders.  As of the date of this report the shares have not yet been issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and VP Corporate Affairs, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and VP Corporate Affairs concluded that there were deficiencies in the Company's disclosure controls and procedures; therefore our disclosure controls and procedures were not effective.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME                                     AGE             POSITION             LENGTH OF SERVICE

----------------------------------   --------          -----------------          ------------------------------

Serge Beausoleil

48

Director

From March 1, 2008

Claude Gingras

50

Director

From March 15, 2008

Emilio Binavince

68

Director

From January 17, 2007

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME                               AGE            POSITION                     LENGTH OF SERVICE

------------------------------   --------         --------------------------     ---------------------------------

Serge Beausoleil                48             President                         From March 1, 2008 to date

                                                            Chief Executive Officer

Claude Gingras                  50             Vice-President,               From March 15, 2008 to date

                                                            Secretary

SERGE BEAUSOLEIL, Director, President and CEO

Mr. Serge Beausoleil worked for over 12 years in the field of Canadian Securities. He has held various positions at Lévesque Beaubien Geoffrion (Financière Banque Nationale), Burns Fry Ltd (Nesbitt Burns), Valeurs Mobilières Dubeau and finally with CIBC Financial Planning Inc as an Investment Specialist.   Mr. Beausoleil is a successful Entrepreneur having done well in personal businesses who likes to face new challenges. His previous experience brings strong expertise in the fields of Finances, Business Management, Sales management, establishment of marketing strategies, partnership agreements and strategic alliance negotiations as well as in communications.

Mr. Beausoleil holds a B.B.A. and an M.Sc. in Economics. He has previously held titles of Chartered Administrator (Adm. A.), Quebec Institute of Financial Planning (Fin. Pl.), as well as the title of Fellow of the Canadian Securities Institute (F.C.S.I.)

CLAUDE GINGRAS, Director,  Vice-president, Corporate Affairs

For more than 20 years, Mr. Gingras worked in the securities industry where he has occupied higher management positions. Over the last 10 years, Mr. Gingras has acted as consultant in financial engineering, corporate restructuring and legal documentation. He has also developed and materialized sophisticated investment products such as Small Business Investment Trusts.

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

Item 10.  Executive Compensation

Except as described below, the Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal year ended November 30, 2008.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

SUMMARY COMPENSATION TABLE

Name and

Long-term

Principal Position

Year

Fees

Bonus

Compensation

_______________________________________________________________________________

Serge Beausoleil

2008

 $65,825

 none

none

President & CEO

Claude Gingras

2008

$42,800

 none

none

VP and Secretary

Consultants agreements were executed with both executives. Mr. Beausoleil’s remuneration is set at $80,000 CDN or $64,672 US using an exchange rate as of November 30, 2008 of 0.8084 for the first year and Mr. Gingras at $48,000 CDN, or $38,803 US using an exchange rate as of November 30, 2008 of 0.8084. Mr. Beausoleil’s agreement came to term on February 28, 2009 and Mr. Gingras on March 14, 2009. Both agreements call for an automatic renewal with a 5% increase in remuneration.

(c) Options/SAR Grants Table

The stock option plan was approved and filed by the board of directors in July 2008.  The plan provides for a maximum of 4,200,000 options at a maximum offering price of $0.50 per share.  As at November 30, 2008, there were no options granted to board members and employees and no options were exercised during this past year.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

         None.

(e) Long Term Incentive Plan ("LTIP") Awards Table

         None.

(f) Compensation of Directors

         Directors receive no compensation for the work as directors.

(g) Employment Contracts and Termination of Employment, and Change-in-Control

Arrangements

         Serge Beausoleil and Claude Gingras, both directors and executives of the Company have signed a one year renewable contractual agreement with the Company. Renewal is automatic and carries an automatic 5% increase in compensation.

(h) Report on Re-pricings of Options/SARs

         None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2008, the number and percentage of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Serge Beausoleil (1)

11,548

3%

(1) Directly or indirectly.  Mr Beausoleil is Director and Officer.

Item 12. Certain Relationships and Related Transactions

No disclosure necessary.

Item 13. Exhibits

The following exhibits are filed herewith:

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1

Section 1350 Certification.

Exhibit 32.2

Section 1350 Certification

Item 14.  Principal Accountant Fees and Services

 (a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of quarterly financial statements will total $49,000 for the year ended November 30, 2008 and were $44,000 for the year ended November 30, 2007.

(b) Audit-Related Fees

During fiscal 2008 and 2007 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

During fiscal 2008 and 2007 total tax return preparation fees were $0.00 and $0.00 respectively.  No tax preparation services were performed during the fiscal year 2008 and 2007.

(d) All Other Fees

During fiscal 2008 or 2007 we did not incur any other fees.

(e) Audit Committee Pre-approval Policy.  The Board of Directors, acting as the audit committee, annually approves the principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIROPRO, INC.

/s/ Serge Beausoleil

_______________________________

Serge Beausoleil, Director and President

(Chief executive officer and acting Chief Financial Officer)

Dated: March 10, 2009

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350