Form 10-Q
period 2009-02-28
VIROPRO INC
filed 2009-04-20
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2009, the number of the Company's shares of par value $.001 common stock outstanding was 82,098,793.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

VIROPRO, INC.

FORM 10-Q

February 28, 2009

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Consolidated Balance Sheet

4

Consolidated Statements of Operations and Other Comprehensive Loss

5

Consolidated Statements of Cash Flows

6

Notes to Financial Statements

7

Item 2. Management’s Discussion and Analysis

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

18

Item 4. Controls and Procedures

18

PART II - OTHER  INFORMATION

20

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item  3.  Defaults Upon Senior Securities.

22

Item  4.  Submission of Matters to a Vote of Security-Holders.

22

Item  5.  Other Information.

22

Item  6.  Exhibits

22

SIGNATURE

23

VIROPRO, INC.

FORM 10-Q

February 28, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to FORM 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ended November 30, 2009.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited – in US$)	As of
February 28, 2009

ASSETS

Current Assets
Cash	$ 6,773
Prepaid expenses	830
Financing costs	68,722
Total current assets	76,325

Property and equipment	2,448

Total assets	$ 78,773

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 139,649

Convertible debentures, net of unamortized debt discount of $458,189	656,754

Total liabilities	796,403

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000	82,101
shares authorized, 82,098,793 issued and outstanding
Additional paid in capital	13,975,438
Deficit accumulated during the development stage	(12,672,855)
Accumulated deficit	(1,971,555)
(586,871)
Other comprehensive income:
Foreign currency translation adjustment	(130,759)
Total stockholders’ deficit	(717,630)
Total liabilities and stockholders’ deficit	$ 78,773

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited – in US$)
	Three months ended		Inception (July 1, 2003 to February 28, 2009)

	February 28	February 28
	2009	2008

Revenues	$ -	$ -	$ 264,000
Cost of revenue	-	-	-
Gross profit	-	-	264,000

Operating expenses:
Consulting fees - Non cash stock compensation	42,000	69,861	6,198,730
Selling, general and administrative expenses	137,426	216,996	4,831,499
Total operating expenses	179,426	286,857	11,030,229

Operating loss	(179,426)	(286,857)	(10,766,229)

Other income (expense)
Interest expense	(159,275)	(87,429)	(1,729,107)
Research and development credit	-	-	66,006
Gain (loss) on investment	-	-	(22,614)
Loss on impairment of patent	-	-	(799,870)
Gain (loss) on legal settlement	(9,417)	-	371,720
Gain on return of shares for services not rendered	248,333	-	280,333
Gain (loss) on sale of assets	3,340		(25,330)
Loss on settlement for conversion of debenture	(70,206)		(70,206)
Debt forgiveness	-	-	42,500
Loss on uncollectible advances	-	-	(20,058)
Total other income (expense)	12,775	(87,429)	(1,906,626)

Net loss	(166,651)	(374,286)	(12,672,855)

Comprehensive income:
Foreign currency translation adjustment	450	(14,046)	(130,759)

Comprehensive (loss)	$ (166,201)	$ (388,332)	$(12,803,614)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic	48,074,738	37,988,910

(Loss) per common share	$ (0.003)	$ (0.01)

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited - in US$)			Inception (July 1, 2003 to February 28, 2009
	Three months	Three months
	February 28, 2009	February 28, 2008

Cash flows from operating activities:
Net (loss)	(166,651)	(374,286)	(12,672,855)
Depreciation and amortization	7,866	27,020	277,128
Consulting fees - Non-cash stock compensation	42,000	69,861	6,196,731
Amortization financing costs	75,862	49,415	961,186
Amorization beneficial conversion feature	83,413	31,558	651,502
Loss on sale of assets	(3,340)	-	25,330
Loss on uncollectible advances	-	-	20,058
Gain on legal settlement	-	-	(386,387)
Gain on return of shares for services non rendered	(248,333)	-	(280,333)
Loss on legal settlement	79,623	-	84,873
Loss on investment	-	-	51,973
Lost on impairment of patent	-	-	799,870
Debt forgiveness	-	-	(42,501)
Changes in operating assets and liabilities:
Increase in Other receivables	-	(258)	(20,058)
Decrease in Prepaid expenses	3,502	5,474	(829)
Decrease in GST taxes	2,429	(9,468)	0
Decrease in Accounts payable and accrued expenses	(113,872)	177,987	437,097
Decrease in Other payables	-	486	30,648
Increase in Deferred revenue	-	-	-
Net cash (used in) operating activities	(237,501)	(22,211)	(3,866,567)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	3,340	-	51,302
Acquisition of property and equipment	(2,448)	-	(98,213)
Net cash (used in) investing activities	892	-	(98,884)

Cash flows from financing activities:
Proceeds from issuance of common shares	966,630	-	2,558,864
Proceeds from legal settlement	-	-	100
Payment of financing costs	-	-	(99,034)
Paument of convertible debenture	-	-	(56,000)
Common stock payable	(80,000)	-	0
Proceeds from convertible debentures	(646,424)	-	1,699,053
Net cash provided by financing activities	240,206	-	4,102,983

Net increase (decrease) in cash	3,597	(22,211)	137,532
Effect of changes in exchange rate	450	(14,046)	(130,759)
Cash, beginning of period	2,726	39,993	-
Cash, end of period	6,773	3,736	6,773

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

(UNAUDITED – in USD$)

Note 1: Organization and Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Viropro, Inc. and subsidiaries (“Viropro” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to FORM 10-Q.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes included in Viropro, Inc.’s Form 10-KSB for the year ended November 30, 2008, as filed with the Securities and Exchange Commission.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

 (UNAUDITED – in USD$)

Note 3: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,644,410 ($1,971,555 and $12,672,855, respectively) including a net loss for the three months ended February 28, 2009, in the amount of $166,651.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

(UNAUDITED – in USD$)

Note 4: Convertible Debentures (continued)

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

Note 5: Stockholders’ Deficit

During December 2008, the Company issued 5,000,000 common shares pursuant to the exemption contained in Regulation S for cash aggregating $50,000.

During December 2008, the Company issued 750,000 common shares to settle a claim against the company and resulting in a loss on settlement of $22,500.

During February 2009, the Company issued 20,000,000 common shares pursuant to the exemption contained in Regulation S for cash aggregating $200,000.

During February 2009, 17,173,300 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $801,151 or $0.03 per share.

During February 2009, 16,500 shares were issued for payment of interest on the debenture, valued at $3,300 or $0.20 per share.

During February 2009, 4,200,000 shares were issued for services performed which were valued at their fair market value totaling $42,000.

Also during February 2009, the Company received 966,667 shares that had been granted to one consultant for work that prior management considered had never been performed. The shares were valued at $248,333 and recorded as consulting expense in a prior year. The consultant agreed to return the shares and they were cancelled resulting in a gain in the current period of $248,333.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

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

Note 7: Legal Proceedings

In May 2007, judgement by default was awarded against the Company as a third party in a claim made against Central Network Communications Inc and Trivor Holding. Company is now disputing this judgement as it had received prior discontinuance. Hearing of the case is pending. Amount of the award is 162,163$ against all 3 parties but Company believes it has a valid defense.

Note 8: Recent Pronouncements

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

(UNAUDITED – in USD$)

Note 8: Recent Pronouncements (continued)

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

Note 9: Subsequent Events

A Shareholders Meeting is called to approve the increase of the authorized number of shares and the change of control.

Given the investment made by BPD in Viropro, an important amount of treasusry shares will have to be issued exceeding the current number of authorized shares. Management is therefore proposing to increase the authorized capital to 1,000,000,000 shares from the actual 100,000,000.

As BPD would hold more than 50% of the outstanding shares of the Company, Management is also asking for approval of the change of control. Although BPD does not intend to get involved in management in the short term, it is expected that operational procedures may change to optimize the use of BPD, Intas and Viropro’s facilities.

Biologics Process Development Inc. has also indicated that it will name a new Member to the Board of Directors shortly after the Shareholders Meeting. Additional instalments are also to be disbursed as per the LOI.

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

At year-end 2008, the Company merged its subsidiaries, Viropro Pharma and Viropro Canada into its Canadian operating subsidiary Viropro Inc. to simplify its structure and eliminate the costs associated with maintaining these entities in effect.

In December 2008, IBPL transferred this agreement to Biologics Process Development, (“BPD”) Inc of San Diego, California, its newly acquired subsidiary.  BPD in turn issued a Letter of Intent to Viropro to purchase a  majority stake in the Company by a $1.18 million private placement. $1,000,000 will be used to purchase treasury shares at prices ranging from 0,01$ to 0,02$ per share and the original 180,000$ investment from IBPL to be converted in a 9,000,000 shares private placement.

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

Administrative overhead

The Company plans to maintain low administrative and overhead costs that will ensure the funds are available for the development activities and accordingly create the maximum value for its shareholders. Research and Development work have been subcontracted to Innium Technologies. The purchase of a controlling stake in the Company by Biologics Process Development of  San Diego will also enable us to select the appropriate partnering organizations to minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.

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

2. The pending acquisition of the Company by Biologics Process Development Inc., once approved by the shareholder, will give access to an important research and development infrastructure. Indeed BPD is a subsidiary of Intas Biopharmaceuticals of India, itself part of Intas Pharma; optimization of work procedures will increase productivity and impact efficiency of research.

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

First quarter events

In December 2008, the Company received a Letter of Intent from Biologics Process Development Inc. in San Diego, a subsidiary of Intas Biopharmaceuticals Ltd from India. The letter calls for an investment of $1.18 million dollars from BPD and the issuance of 84 million shares of the Company. Upon regulatory and shareholders approval, Biologics Process Development will take control of Viropro Inc. A Meeting of Shareholders will be held to approve this change of control on April 24, 2009.

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

Subsequent events

A Shareholders Meeting is called to approve the increase of the authorized number of shares and the change of control.

Given the investment made by BPD in Viropro, an important amount of treasusry shares will have to be issued exceeding the current number of authorized shares. Management is therefore proposing to increase the authorized capital to 1,000,000,000 shares from the actual 100,000,000.

As BPD would hold more than 50% of the outstanding shares of the Company, Management is also asking for approval of the change of control. Although BPD does not intend to get involved in management in the short term, it is expected that operational procedures may change to optimize the use of BPD, Intas and Viropro’s facilities.

Meeting is called for April 24, 2009.

Results of Operations

Three Months Ended February 28, 2009 and February 28, 2008.

Revenues and Operating Loss

During the three-month periods ended February 28, 2009 and February 29 2008, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net losses of $166,651 compared to a net loss of $374,286 in the same period of the prior year. The major portion of this favorable variance in continued items is attributable to decrease in expenses on all levels.

Other Income

During the three month period ended February 28 2009, Other Income show a gain of the cancellation of shares granted to a Consultant for the parternship agreement signed with Immuno Japan back in 2006. As this partnership was never implemented, the Consultant agreed to return his shares for cancellation. This generates an income of 248,333$.

 Material Changes In Financial Condition, Longevity And Capital Resources

As at February 28, 2009, the Company had $6,733 in cash so funds on hand are inadequate. As per the Letter of Intent of December 31st, the Company should receive a further 750,000 USD from Biologics Process Development. This is adequate financing for the Company’s continued operation and going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Data is not available for Quarterly Financial Statements.

Item 4. Controls and Procedures

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

VIROPRO, INC.

FORM 10-Q

February 28, 2009

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

At present, only one claim remains outstanding against the Company as judgement by default was awarded against it through a procedure that is now being revised Amount of award is 162,163$ to be paid by 3 defendors and Management believes this decision will be overturned and that there is no need to provision against it.

Item 1a. Risk factors

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

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During December 2008, the Company issued 5,000,000 common shares pursuant to the exemption contained in Regulation S for cash aggregating $50,000. Shares were issued to Biologics Process Development Inc and are restricted. Proceeds were used to pay accounts payables.

During February 2009, the Company issued 20,000,000 common shares pursuant to the exemption contained in Regulation S for cash aggregating $200,000. Shares were issued to Biologics Process Development Inc and are restricted. Proceeds were used to pay accounts payables and towards general working capital requirements.

During February 2009, 4,200,000 shares were issued for services performed which were valued at their fair market value totaling $42,000 under Regulation S. No funds were received.

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

A Shareholders Meeting is called to approve the increase of the authorized number of shares and the change of control.

Given the investment made by BPD in Viropro, an important amount of treasusry shares will have to be issued exceeding the current number of authorized shares. Management is therefore proposing to increase the authorized capital to 1,000,000,000 shares from the actual 100,000,000.

As BPD would hold more than 50% of the outstanding shares of the Company, Management is also asking for approval of the change of control. Although BPD does not intend to get involved in management in the short term, it is expected that operational procedures may change to optimize the use of BPD, Intas and Viropro’s facilities.

Meeting is called for April 24, 2009.

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

Dated:  April 20, 2009

23