Form 10-K/A
period 2008-11-30
VIROPRO INC
filed 2009-09-01
CIK 703901

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

Item 2. Description of Property

No property

Item 3. Legal Proceedings

There are no Legal Proceedings at the present time. Upon taking over management, the new President of the Company undertook to settle all claims from and towards the Company.  One group of investors still holds a claim by judgment against the Company for $136,350 CDN.  In October 2007, judgment was rendered against Central Network Communications (“CNC”), Viropro and Trivor Management on behalf of the investor. This amount was due by CNC and Trivor Management as fees payable to the investor, to be paid in shares of Viropro. The Company believes the judgment to be flawed AND is seeking recourse and action for cancellation of said judgment ..

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

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(In US Dollars)
	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2008	2007	2008
	(Audited)	(Audited)	(Audited)
Revenues	$ -	$ 264,000	$ 264,000

Cost of revenue	-	-	-

Gross profit	-	264,000	264,000

Operating expenses:
Consulting fees -non cash compensation	69,860	672,598	6,156,730
Consulting fees	149,827	239,452	1,273,038
Professional fees	187,575	297,771	1,083,564
Research and development	153,853	63,727	280,418
General and administrative	291,682	766,218	2,057,053

Total operating expenses	852,797	2,039,766	10,850,803

Operating loss	(852,797)	(1,775,766)	(10,586,803)

Other income (expense)

Interest expense	(584,223)	(826,865)	(1,569,832)
Research and development credit	66,006	-	66,006
Gain (loss) on investment	29,359	(51,973)	(22,614)
Loss on impairment of patent	(799,870)	-	(799,870)
Gain on legal settlement	386,387	-	386,387
Loss on legal settlement	(5,250)	-	(5,250)
Gain on return of shares for services not rendered	32,000	-	32,000
Debt forgiveness	42,501	-	42,501
Loss on uncollectible advances	(20,058)	-	(20,058)
Loss on sale of assets	(28,670)	-	(28,670)
	(881,818)	(878,838)	(1,919,400)

Net loss	$ (1,734,615)	$ (2,654,604)	$ (12,506,205)
Comprehensive loss:
Foreign currency translation adjustment	(32,977)	(56,937)	(131,209)
Comprehensive loss	$ (1,767,592)	$ (2,711,541)	$ (12,637,414)

Per share information - basic:
Weighted average shares outstanding	36,928,242	34,791,633

Loss per common share	$ (0.04)	$ (0.08)

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

In October 2007, judgment was rendered against Central Network Communications (“CNC”), Viropro and Trivor Management for 136,350 CAD on behalf of Martial Frigon. This amount was due by CNC and Trivor Management as fees payable to Martial Frigon, to be paid in shares of Viropro. The Company believes the judgment to be flawed and is seeking recourse and action for cancellation  of said judgment ..

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

In relations with the LOI mentioned above, 5,000,000 restricted shares were also issued in December 2008 to Biologics Process Development against a payment of 50,000 USD. Finally, 2,142,200 restricted shares were issued to First Royalties as interest payment on the debenture issued in March 2008.

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

/s/ Serge Beausoleil

_______________________________

Serge Beausoleil, Director and President

(Chief executive officer and acting Chief Financial Officer)

Dated: August 31 , 2009

/s/ Claude Gingras

________________________________

Claude Gingras, Director and Vice-President

(Vice President, Corporate Affairs)

Dated, August 31, 2009

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350