Form 10-Q/A
period 2009-02-28
VIROPRO INC
filed 2009-09-01
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

22

SIGNATURE

23

This 10Q has been amended to better reflect the fact that the financial statements had not been reviewed. Furthermore, a second column has been added in the Balance Sheet to show the equivalent data for the preceding year..

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited – in US$)	February 28, 2009	February 28, 2008
	(Not reviewed)
ASSETS	$	$
Cash	6,772	3,735
Other receivables	-	21,639
Prepaid expenses	830	3,788
GST taxes	-	15,975
Financing costs	68,722	198,747
Total current assets	76,325	243,884

Property and Equipment	2,448	12,583
Other Asset
Patent, net	-	826,120
Total Assets	78,773	1,082,587

LIABILITIES AND STOCKHOLDERS’ (EQUITY)
Current Liabilities
Accounts payable and accrued expenses	160,840	931,803
Other payables	-	31,134
Convertible debenture – current	349,273	679,337
Common stock payable	-	30,000
Total liabilities	510,114	1,672,274
Convertible debentures (net of beneficial conversion discount)	601,754	-
Total liabilities	1,111,868	1,672,274

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000	82,101	37,989
shares authorized, 82,098,793 issued and outstanding
Additional paid in capital	13,975,439	12,602,034
(Deficit) accumulated during the development stage	(12,988,320)	(11,145,876)
Accumulated (deficit)	(1,971,555)	(1,971,555)
	(902,336)	(477,408)
Foreign currency translation adjustment
Foreign currency translation adjustment	(130,759)	(112,279)
Total Stockholders’ deficit	(1,033,095)	(589,687)
Total Liabilities and Stockholders’ deficit	78,773	1,082,587

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited – in US$)
	Three months ended		Inception (July 1, 2003 to February 28, 2009)

	February 28	February 28
	2009	2008
	NOT REVIEWED

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

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited - in US$)			Inception (July 1, 2003 to February 28, 2009
	Three months	Three months
	February 28, 2009	February 28, 2008

	NOT REVIEWED
Cash flows from operating activities:
Net (loss)	(166,651)	(374,286)	(12,672,855)
Depreciation and amortization	7,866	27,020	277,128
Consulting fees - Non-cash stock compensation	42,000	69,861	6,196,731
Amortization financing costs	75,862	49,415	961,186
Amortization beneficial conversion feature	83,413	31,558	651,502
Loss on sale of assets	(3,340)	-	25,330
Loss on uncollectible advances	-	-	20,058
Gain on legal settlement	-	-	(386,387)
Gain on return of shares for services non rendered	(248,333)	-	(280,333)
Loss on legal settlement	79,623	-	84,873
Loss on investment	-	-	51,973
Lost on impairment of patent	-	-	799,870
Debt forgiveness	-	-	(42,501)
Changes in operating assets and liabilities:
Increase in Other receivables	-	(258)	(20,058)
Decrease in Prepaid expenses	3,502	5,474	(829)
Decrease in GST taxes	2,429	(9,468)	0
Decrease in Accounts payable and accrued expenses	(113,872)	177,987	437,097
Decrease in Other payables	-	486	30,648
Increase in Deferred revenue	-	-	-
Net cash (used in) operating activities	(237,501)	(22,211)	(3,866,567)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	3,340	-	51,302
Acquisition of property and equipment	(2,448)	-	(98,213)
Net cash (used in) investing activities	892	-	(98,884)

Cash flows from financing activities:
Proceeds from issuance of common shares	966,630	-	2,558,864
Proceeds from legal settlement	-	-	100
Payment of financing costs	-	-	(99,034)
Payment of convertible debenture	-	-	(56,000)
Common stock payable	(80,000)	-	0
Proceeds from convertible debentures	(646,424)	-	1,699,053
Net cash provided by financing activities	240,206	-	4,102,983

Net increase (decrease) in cash	3,597	(22,211)	137,532
Effect of changes in exchange rate	450	(14,046)	(130,759)
Cash, beginning of period	2,726	39,993	-
Cash, end of period	6,773	3,736	6,773

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

(UNAUDITED AND NOT REVIEWED – in USD$)

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

Given the investment made by BPD in Viropro, an important amount of treasury shares will have to be issued exceeding the current number of authorized shares. Management is therefore proposing to increase the authorized capital to 1,000,000,000 shares from the actual 100,000,000.

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

Dated:   August 31 , 2009

23