Form 10-Q/A
period 2009-02-28
VIROPRO INC
filed 2009-11-04
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 2

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

5

Consolidated Statements of Cash Flows

7

Notes to Financial Statements

9

Item 2. Management’s Discussion and Analysis

16

Item 3. Quantitative and Qualitative Disclosures about Market Risk

21

Item 4. Controls and Procedures

21

PART II - OTHER  INFORMATION

22

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item  3.  Defaults Upon Senior Securities.

24

Item  4.  Submission of Matters to a Vote of Security-Holders.

24

Item  5.  Other Information.

24

Item  6.  Exhibits

24

SIGNATURE

25

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited – in US $)

	February 28, 2009 (Unaudited)	November 30, 2008 (Audited)
ASSETS
Current Assets	$	$
Cash	6,773	2,726
Prepaid expenses	830	4,332
GST taxes	-	2,429
Financing costs	68,722	120,111
Total current assets	76,325	129,598

Property and Equipment, net	2,448	-
Total Assets	78,773	129,598

LIABILITIES AND STOCKHOLDERS' (EQUITY)
Current Liabilities
Accounts payable and accrued expenses	160,840	324,548
Convertible debenture - current	349,273	692,169
Common stock payable	-	80,000
Total Current Liabilities	510,114	1,096,717
Convertible debentures (net of beneficial conversion discount)	601,754	485,630
Total liabilities	1,111,868	1,582,347

Stockholders' Equity
Common stock, $.001 par value, 100,000,000	82,101	35,386
shares authorized, 82,098,793 issued and outstanding
Additional paid in capital	13,975,439	13,120,834
(Deficit) accumulated during the development stage	(12,988,321)	(12,506,205)
Accumulated (deficit)	(1,971,555)	(1,971,555)
	(902,336)	(1,321,540)
Other Comprehensive income:
Foreign currency translation adjustment	(130,759)	(131,209)
Total Stockholders’ deficit	(1,033,095)	(1,452,749)
Total Liabilities and Stockholders’ deficit	78,773	129,598

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited – in US$)
	Three months ended		Inception (July 1, 2003 to February 28, 2009)

	February 28	February 28
	2009	2008

Revenues	$ -	$ -	$ 264,000
Cost of revenue	-	-	-
Gross profit	-	-	264,000

Operating expenses:
Consulting fees - Non cash stock compensation	42,000	69,861	6,198,730
Selling, general and administrative expenses	137,426	216,996	4,831,499
Total operating expenses	179,426	286,857	11,030,229

Operating loss	(179,426)	(286,857)	(10,766,229)

Other income (expense)
Interest expense	(159,275)	(87,429)	(1,729,107)
Research and development credit	-	-	66,006
Gain (loss) on investment	-	-	(22,614)
Loss on impairment of patent	-	-	(799,870)
Gain (loss) on legal settlement	(9,417)	-	371,720
Gain on return of shares for services not rendered	248,333	-	280,333
Gain (loss) on sale of assets	3,340		(25,330)
Loss on settlement for conversion of debenture	(385,671)		(385,671)
Debt forgiveness	-	-	42,500
Loss on uncollectible advances	-	-	(20,058)
Total other income (expense)	(302,690)	(87,429)	(2,222,091)

Net loss	(482,116)	(374,286)	(12,988,320)

Comprehensive income:
Foreign currency translation adjustment	450	(14,046)	(130,759)

Comprehensive (loss)	$ (481,666)	$ (388,332)	$(13,119,079)

Per share information - basic and fully diluted:

Weighted average shares outstanding - basic	48,074,738	37,988,910

(Loss) per common share	$ (0.01)	$ (0.01)

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(Unaudited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2008 (audited)	35,386,160	$ 35,386	$ 13,120,834	$ -	$(12,506,205)	$ (1,971,555)	$ (131,209)	$ (1,452,749)
Common stock issued for settlement	1,289,500	1,290	21,210					22,500
Common stock canceled for settlement	(966,667)	(966)	(217,366)					(218,332)
Common stock issued for cash	25,000,000	25,000	225,000					250,000
Common stock for debentures converted and interest	17,189,800	17,191	787,961					805,152
Common stock issued for services	4,200,000	4,200	37,800					42,000
Net (loss)				(482,116)				(482,116)
Foreign currency translation							450	450

Balance February 28, 2009	82,098,793	$ 82,101	$ 13,975,439	$ -	$(12,988,321)	$ (1,971,555)	$ (130,759)	$ (1,033,095)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited - in US$)			Inception (July 1, 2003 to February 28, 2009
	Three months	Three months
	February 28, 2009	February 28, 2008

Cash flows from operating activities:
Net (loss)	(482,116)	(374,286)	(12,988,320)
Depreciation and amortization	7,866	27,020	277,127
Consulting fees - Non-cash stock compensation	42,000	69,861	6,196,731
Amortization financing costs	43,260	49,415	928,584
Amorization beneficial conversion feature	83,413	31,558	651,502
Loss on sale of assets	(3,340)	-	25,330
Loss on uncollectible advances	-	-	20,058
Gain on legal settlement	-	-	(386,387)
Gain on return of shares for services non rendered	(248,333)	-	(280,333)
Loss on legal settlement	395,088	-	400,338
Loss on investment	-	-	51,973
Lost on impairment of patent	-	-	799,870
Debt forgiveness	-	-	(42,501)
Changes in operating assets and liabilities:
Increase in Other receivables	-	(258)	(20,058)
Decrease in Prepaid expenses	3,502	5,474	(829)
Decrease in GST taxes	2,429	(9,468)	0
Decrease in Accounts payable and accrued expenses	(41,064)	177,987	509,906
Decrease in Other payables	-	486	30,648
Increase in Deferred revenue	-	-	-
Net cash (used in) operating activities	(197.295)	(22,211)	(3,826,361)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	3,340	-	51,302
Acquisition of property and equipment	(2,448)	-	(98,213)
Net cash (used in) investing activities	892	-	(98,884)

Cash flows from financing activities:
Proceeds from issuance of common shares	250,000	-	1,842,234
Proceeds from legal settlement	-	-	100
Payment of financing costs	-	-	(99,034)
Payment of convertible debenture	-	-	(56,000)
Common stock payable	(50,000)	-	30,000
Proceeds from convertible debentures	-	-	2,345,477
Net cash provided by financing activities	200,000	-	4,062,777

Net increase (decrease) in cash	3,597	(22,211)	137,532
Effect of changes in exchange rate	450	(14,046)	(130,759)
Cash, beginning of period	2,726	39,993	-
Cash, end of period	6,773	3,736	6,773

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited  - in US $)

Supplemental information:

Interest paid	$-	$-	$7,387
Income tax paid	$-	$-	$-

Non cash investing and financing activities :
Issuance of common stock for conversion of debentures and interest	$716,630	$-	$1,347,120
Issuance of common stock for patent (3,500,000 shares)	$-	$-	$1,050,000

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

(UNAUDITED – in USD$)

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes but there is no company history to indicate the usage of deferred tax assets and liabilities.

Foreign Currency Translation Adjustments

The U.S. dollar is the functional currency of the Company.  Its operating subsidiary uses the Canadian dollar.  The Canadian subsidiary operations are translated into the U.S. dollar as if it operated using U.S. dollars by the temporal method of currency translation.  All foreign currency asset and liability amounts are remeasured into U.S. dollars at year end-of-period exchange rates, except for prepaid expenses and property and equipment, which are remeasured at historical rates.  Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts which are translated at historical exchange rates.  Net remeasurement gains and losses of foreign currency translation adjustments are shown as part of equity and are also shown in comprehensive income.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

 (UNAUDITED – in USD$)

Note 3: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $14,959,875 ($1,971,555 and $12,988,320 , respectively) including a net loss for the three months ended February 28, 2009, in the amount of $482,116.

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

In February 2009, investors converted $308,727 of the debenture which included accumulated interest of $22,232 into 14,332,600 common shares.

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of May 31, 2008, the Company raised only $70,000 from this first tranche of $300,000.  The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.   As of February 28, 2009, the unamortized debt discount was $7,736.  The beneficial conversion feature was valued using the intrinsic value method.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

February 28, 2009

(UNAUDITED – in USD$)

Note 4: Convertible Debentures (continued)

On March 3, 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and will continue through December 15, 2008.  As of November 30, 2008, $992,082 of convertible debentures had been issued.  The Company has determined the debentures to have a beneficial conversion feature totalling $656,009.  The beneficial conversion feature was valued under the Intrinsic value method using the following assumptions: a stock price between $0.02 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  As of February 28, 2009, the unamortized debt discount was $450,453 ..

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

During February 2009, 17,173,300 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $801,151 or $ 0.05 per share.

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

Biologics Process Development Inc. has also indicated that it will name a new Member to the Board of Directors shortly after the Shareholders Meeting. Additional installments are also to be disbursed as per the LOI.

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

On September 21, 2007, the Final Collaborative Research, Development and License Agreement related to the abovementioned INTAS MoU was signed.  It is a 10 year agreement along with a consultancy contract with IBPL which will provide Viropro with product development and licensing revenues of U.S. $ 2.14 Million over the next 2 years.  This agreement will bring multiple sub-licensing agreements around the world, generating licensing fees and royalties which could represent up to approximately U.S.$ 100 Million in revenues for Viropro over the 10 year term of this agreement. This agreement is still in effect and an important milestone is to be met in November 2009 where the level of research will be tested and if compliant with initial goals set, further fees will be payable to Viropro.

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

Other Income

During the three month period ended February 28 2009, Other Income show a gain of the cancellation of shares granted to a Consultant for the partnership agreement signed with Immuno Japan back in 2006. As this partnership was never implemented, the Consultant agreed to return his shares for cancellation. This generates an income of 248,333$.

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

Our management, including our Chief Executive Officer, does not expect that our disclosure of controls and procedures or our internal controls over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

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

At present, only one claim remains outstanding against the Company as judgement by default was awarded against it through a procedure that is now being revised Amount of award is 162,163$ to be paid by 3 defenders and Management believes this decision will be overturned and that there is no need to provision against it.

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

Dated:  November 2, 2009