Form 10-Q
period 2009-05-31
VIROPRO INC
filed 2009-12-31
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

VIROPRO INC.

(Exact name of registrant as specified in its charter)

Nevada	333-06718	13-3124057
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1806-300 Avenue des Sommets, Verdun, Quebec, Canada	H3E 2B1
(Address of principal executive offices)	(Zip Code)

(514) 731-8776

(Registrant's telephone number, including area code)

                                        N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐   Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 10, 2009, the number of the Company's shares of par value $.001 common stock outstanding was 106,363,961.

VIROPRO, INC.

FORM 10-Q

May 31, 2009

VIROPRO, INC.

FORM 10-Q

May 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to FORM 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ended November 30, 2009.

Viropro Inc.
(A Development Stage Company)
Consolidated Balance Sheet
May 31, 2009
	May 31, 2009 (Unaudited)	November 30, 2008 (Audited)
ASSETS
Current Assets	$	$
Cash	791	2,726
Prepaid expenses	5,623	4,332
GST taxes	-	2,429
Financing costs	71,192	120,111
Total current assets	77,606	129,598

Property and Equipment, net	2,327	-
Total Assets	79,933	129,598

LIABILITIES AND STOCKHOLDERS' (EQUITY)
Current Liabilities
Accounts payable and accrued expenses	208,613	324,548
Convertible debenture - current	125,000	692,169
Common stock payable	100,000	80,000
Total Current Liabilities	433,613	1,096,717
Convertible debentures (net of beneficial conversion discount)	590,626	485,630
Total liabilities	1,024,239	1,582,347

Stockholders' Equity
Common stock, $.001 par value, 100,000,000	96,235	35,386
shares authorized, 96,235,428 issued and outstanding
Additional paid in capital	14,644,389	13,120,834
(Deficit) accumulated during the development stage	(13,580,211)	(12,506,205)
Accumulated (deficit)	(1,971,555)	(1,971,555)
	(811,142)	(1,321,540)
Other Comprehensive income:
Foreign currency translation adjustment	(133,164)	(131,209)
Total Stockholders’ deficit	(944,306)	(1,452,749)
Total Liabilities and Stockholders’ deficit	79,933	129,598

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended		Inception (July 1, 2003 to May 31, 2009)

	May 31	May 31	May 31	May 31
	2009	2008	2009	2008

Revenues	$ -	$ -	$ -	$ -	$ 264 000
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	264,000

Operating expenses:
Consulting fees - Non cash stock compensation	667	-	43,667	69,861	6,200,397
Selling, general and administrative expenses	142,569	255,111	279,996	472,107	4,974,069
Total operating expenses	144,236	255,111	323,662	541,968	11,174,465

Operating loss	(144,236)	(255,111)	(323,662)	(541,968)	(10,910,465)

Other income (expense)
Interest expense	(84,897)	(160,418)	(244,173)	(247,847)	(1,814,005)
R&D credit	-	36,629	-	36,629	66,006
Gain (Loss) on investment	-	-	-	-	(22,614)
Loss on impairment of patent	-	(799,870)	-	(799,870)	(799,870)
Gain on legal settlement	-	305,820	(9,417)	305,820	371,720
Gain on return of shares for services not rendered	4,993	32,000	253,326	32,000	285,326
Gain (loss) on sale of assets	(134)	-	3,206	-	(25,464)
Loss on settlement for conversion of debenture	(367,615)	-	(753,286)	-	(753,286)
Debt forgiveness	-	28,139	-	28,139	42,501
Loss on uncollectible advances	-	-	-	-	(20,058)

	(447,654)	(557,700)	(750,343)	(645,129)	(2,669,743)

Net loss	(591,890)	(812,811)	(1,074,006)	(1,187,097)	(13,580,209)

Comprehensive income:
Foreign currency translation adjustment	(2,406)	13,456	(1,956)	(590)	(133,165)

Comprehensive (loss)	(594,296)	(799,355)	(1,075,961)	(1,187,687)	(13,713,373)

Per share information - basic and fully diluted:
Weighted average shares outstanding - basic and diluted	95,545,368	37,373,793	72,070,881	37,679,671
(Loss) per common share	-$0.01	-$0.02	-$0.01	-$0.03

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(Unaudited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2008 (audited)	35,386,160	$ 35,386	$ 13,120,834	$ -	$(12,506,205)	$ (1,971,555)	$ (131,209)	$ (1,452,749)
Common stock issued for settlement	1,289,500	1,290	21,210					22,500
Common stock canceled for settlement	(991,632)	(991)	(222,334)					(223,325)
Common stock issued for cash	25,000,000	25,000	225,000					250,000
Common stock for debentures converted and interest	30,851,400	30,850	1,457,379					1,488,229
Common stock issued for services	4,700,000	4,700	42,300					47,000
Net (loss)					(1,074,006)			(1,074,006)
Foreign currency translation						(1,955)		(1,955)

Balance May 31, 2009	96,235,428	$ 96,235	$ 14,644,389	$ -	$(13,580,211)	$(1,971,555)	$ (133,164)	$ (944,306)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in US$)			Inception (July 1,2003 to May 31, 2009
	Six months May 31, 2009	Six months May 31, 2008
Cash flows from operating activities:
Net (loss)	$ (1074,006)	$ (1187,097)	$ (13580,211)
Depreciation and amortization	-	55,837	269,263
Consulting fees - Non-cash stock compensation	43,667	69,861	6198,398
Amortization financing costs	48,919	106,944	934,243
Amortization beneficial conversion feature	142,966	105,046	711,055
Loss on sale of assets	(3,340)	-	25,330
Loss on uncollectible advances	-	-	20,058
Gain on legal settlement	-	(305,820)	(386,387)
Gain on return of shares for services non rendered	(248,333)	(32,000)	(280,333)
Loss on legal settlement	762,703	-	767,953
Loss on investment	-	-	51,973
Lost on impairment of patent	-	799,870	799,870
Debt forgiveness	-	(28,139)	(42,501)
Changes in operating assets and liabilities:
Increase in Other receivables	-	(70)	(20,058)
(Increase) in advances	-	(22,155)	-
Decrease in Prepaid expenses	2,041	(55,476)	(2,290)
Decrease in GST taxes	2,429	(9,945)	-
Decrease in Accounts payable and accrued expenses	82,082	(287,985)	633,051
Decrease in Other payables	-	216	30,648
Increase in Deferred revenue	-	-	-
Net cash (used in) operating activities	(240,872)	(790,913)	(3869,939)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	3,340	-	51,302
Acquisition of property and equipment	(2,448)	(77,542)	(98,213)
Net cash (used in) investing activities	892	(77,542)	(98,884)

Cash flows from financing activities:
Proceeds from issuance of common shares	220,000	-	1812,234
Proceeds from legal settlement	-	100	100
Payment of financing costs	-	(63,770)	(93,034)
Payment of convertible debenture	-	(6,000)	(56,000)
Common stock payable	20,000	-	100,000
Proceeds from convertible debentures		932,781	2339,477
Net cash provided by financing activities	240,000	863,111	4102,777

Net increase (decrease) in cash	-	(5,344)	133,954
Effect of changes in exchange rate	(1,956)	(590)	(130,759)
Cash, beginning of period	2,726	39,993	-
Cash, end of period	$ 791	$ 34,059	$ 3,196

Supplemental information:
Interest paid	$ -	$ -	$ 7,387
Income tax paid	$ -	$ -	$ -

Non cash investing and financing activities :
Issuance of common stock for conversion of debentures and interest	$ 1,399,710	$ -	$ 2,030,200
Issuance of common stock for patent (3,500,000 shares)	$ -	$ -	$ 1,050,000

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2009

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

May 31, 2009

(UNAUDITED – in USD$)

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

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $15,551,766 ($1,971,555 and $13,580,211, respectively) including a net loss for the six months ended May 31, 2009, in the amount of $1,074,006.

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

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of May 31, 2008, the Company raised only $70,000 from this first tranche of $300,000.  The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  As of May 31, 2009, the unamortized debt discount was $4,862.  The beneficial conversion feature was valued using the intrinsic value method.

On March 3, 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and will continue through December 15, 2008.  As of May 31, 2009, $992,082 of convertible debentures had been issued.  The Company has determined the debentures to have

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2009

(UNAUDITED – in USD$)

a beneficial conversion feature totalling $656,009.  The beneficial conversion feature was valued under the Instrinsic value method using the following assumptions: a stock price between $0.02 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  As of May 31, 2009 the unamortized debt discount was $394,454.

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

During February 2009, 17,173,300 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $330,959 or $0.05 per share.

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

During March 2009, 13,661,600 shares were issued for conversion of debentures and payment of interest on the debenture, valued at 315 465 $ or $0.05 per share.

During April 2009, 500,000 shares were issued for services performed and to be performed which were valued at their fair market value totalling $5,000.

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

Note 7: Legal Proceedings

On June 21, 2009 holder of a 25,000$ Securecap convertible debenture initiated court procedures to collect payment due at maturity on March 31, 2009.  This is the only legal proceeding against the Company as of the present quarter.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

May 31, 2009

(UNAUDITED – in USD$)

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

Note 9: Subsequent Events

On June 1, 2009, Dr Rajiv Datar, CEO of Biologics Process Development Inc. of San Diego, California was appointed board member of Viropro Inc. Following the May 24,2009 Special Shareholders Meeting, board members are now: Mr Serge Beausoleil, Mr Claude Gingras, Mr Emilio Binavince and Dr Rajiv Datar.

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

The May 24 Special Shareholders Meeting approved all propositions set forth by management to implement the ensuing change of control. Thus the authorized capital of the Company was increased from 100,000,000 fully paid non-assessable common shares at a 0.001$ par value to 1,000,000,000. Change of control was also approved.

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

With the current change of control, this business model will evolve to reflect the individual strengths of each  new partners as parts of a continuous program focussed on the development of biogenerics.

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

Products, goals and objectives

Therapeutic protein products are the primary reason for the boom in biotech. Products such as erythropoietin, interferons alpha and beta, G-CSF, and factor VII are all showing double-digit sales growth.  At the same time, monoclonal antibodies (a specific class of therapeutic proteins) posted sales of U.S. $14.5 billion in 2005, and by 2008 they should have accounted for 32% of all biotech revenue (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006).  With a considerable portion of the therapeutic protein sector having recently lost patent protection, or being set to lose it by 2010, there is a major opportunity in the technology transfer of therapeutic proteins throughout the world.

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

Administrative overhead

The Company plans to maintain low administrative and overhead costs that will ensure the funds are available for the development activities and accordingly create the maximum value for its shareholders; Research and Development work have been subcontracted to Innium Technologies, Head Office rental and expenses have been considerably reduced and the management team has a very reduced . The purchase of a controlling stake in the Company by Biologics Process Development of  San Diego will also enable us to select the appropriate partnering organizations to minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.

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

2.

The acquisition of the Company by Biologics Process Development Inc., approved by the shareholder, will give access to an important research and development infrastructure. Indeed BPD is a subsidiary of Intas Biopharmaceuticals of India, itself part of Intas Pharma; optimization of work procedures will increase productivity and impact efficiency of research.

3.

Other negotiations are ongoing with North American and European companies specialized in providing clients and partners with industrially adapted biological material as well as offering high level services for the optimization of specific steps in the development of bioprocesses.

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

Second quarter events

On May 24, Shareholders approved the Company’s proposal to increase its authorized capital to 1,000,000,000 common shares at 0,001 par value from the current 100,000,000. This was made necessary to allow issuance of shares to Biologics Process Development Inc as per the Dec 30, Letter of Intent.

Shareholders also approved the change of control by virtue of the 1,8 million USD investment made by Viropro Inc.

Subsequently, Dr Rajiv Datar was appointed to the Board of Directors of Viropro Inc.

Subsequent events

On June 21, 2009, the Company announced it had changed auditors from DeJoya Griffith and Co of Henderson, Nevada to Michael Minyard & Co. P.C. of Phoenix, Arizona for convenience reasons. Michael Minyard & Co P.C. were referred to the Company by the Company’s Canadian Accountants.

Results of Operations

Three Months Ended May 31, 2009 and May 31, 2008.

Revenues and Operating Loss

During the three-month periods ended May 31, 2009 and May 31, 2008, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net losses of $591,890 compared to a net loss of $812,811 in the same period of the prior year. The major portion of this favorable variance in continued items is attributable to decrease in expenses on all levels.

Six Months Ended May 31, 2009 and May 31, 2008.

Revenues and Operating Loss

During the six-month periods ended May 31, 2009 and May 31, 2008, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net losses of $1,074,006 compared to a net loss of $1,187,097 in the same period of the prior year. The major portion of this favorable variance in continued items is attributable to decrease in expenses on all levels.

Other Income

During the six month period ended May 31, 2009, Other Income show a gain of the cancellation of shares granted to a Consultant for the partnership agreement signed with Immuno Japan back in 2006. As this partnership was never implemented, the Consultant agreed to return his shares for cancellation. This generates an income of 248,333$.

Material Changes In Financial Condition, Longevity And Capital Resources

As at May 31, 2009, the Company had $791 in cash so funds on hand are inadequate. As per the Letter of Intent of December 31st 2008, the Company should receive a further 750,000 USD from Biologics Process Development. This should be adequate financing for the Company’s continued operation.

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

On June 21, 2009 a 25,000USD Securecap convertible debenture holder initiated procedures against the Company to recover capital due at maturity. Management of the Company had offered to the holder, as it had done will all Securecap Convertible Debenture holders, to convert its debenture into common shares at a lower price than the initially set price.

This is the only current proceeding.

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

During April 2009, the Company issued 500,000 common shares pursuant to the exemption contained in Regulation S for investors relations services. Shares were issued to Cityvac and are restricted. No funds were received.

On May 14 2009,  the Company received $100,000 to purchase common shares pursuant to the exemption contained in Regulation S from Biologics Process Development Inc. Proceeds were used to pay accounts payables and towards general working capital requirements. Restricted shares were issued in June 2009.

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Security-Holders.

None.

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

Dated:  December 30, 2009