Form 10-K/A
period 2008-11-30
VIROPRO INC
filed 2010-01-12
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-K/A

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

21

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

45

ITEM 8A(T).

CONTROLS AND PROCEDURES

45

ITEM 8B.

OTHER INFORMATION

45

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTERS AND

CONTROL PERSONS

46

ITEM 10.

EXECUTIVE COMPENSATION

46

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

47

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

47

PART IV

ITEM 13.

EXHIBITS

50

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

50

SIGNATURES

51

INDEX TO EXHIBITS

52

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

Item 2. Description of Property

No property

Item 3. Legal Proceedings

There are no Legal Proceedings at the present time. Upon taking over management, the new President of the Company undertook to settle all claims from and towards the Company.  One group of investors still holds a claim by judgment against the Company for $136,350 CDN.  In October 2007, judgement was rendered againSt Central Network Communications (“CNC”), Viropro and Trivor Management on behalf of the investor. This amount was due by CNC and Trivor Management as fees payable to the investor, to be paid in shares of Viropro. The Company believes the judgment to be flawed AND is seeking recourse and action for cancellation of said judgment.

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

In October 2007, judgment was rendered against Central Network Communications (“CNC”), Viropro and Trivor Management for 136,350 CAD on behalf of Martial Frigon. This amount was due by CNC and Trivor Management as fees payable to Martial Frigon, to be paid in shares of Viropro. The Company believes the judgment to be flawed and is seeking recourse and action for cancellation  of said judgment.

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

Further disclosure relating to internal control over financial reporting.

Management is referring to SEC regulations to evaluate effectiveness of its internal control over financial reporting.

As mentioned in Rule 240.13a-15, the term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

In Viropro’s case, management is made up of two executives, Claude Gingras, Vice-President, and Corporate Secretary and Serge Beausoleil, President and Chief Executive Officer. As only two persons manage the Company, effective control of internal procedure and audit of such control cannot be conducted with complete objectivity. Management and Board of Directors acknowledge and disclose this fact. However to the best of its ability, management has implemented procedures it believes reliable to differentiate and validate information.

Management recognizes it must establish and maintain adequate internal control over financial reporting. To this effect, internal controls cover bookkeeping, accounting and financial reporting per se.

Bookkeeping:

Management uses strict bookkeeping procedures to maintain adequate internal control such as:

All bills are paid when complete and detailed invoices are submitted. Detailed invoices must include payee’s name and address of return, tax numbers (Canadian GST and QST), description of services and products and terms.

Expense accounts must be submitted with invoice or sales receipt and transaction slip. A table of expenses must also accompany the expense account.

Records are kept of all bookkeeping entries at the Company’s head office. Every quarter, these records are handed over to the accountants in charge of producing the financial reports and once processed, returned to the Company’s head office.

Accounting:

Accounting is not processed by management but by an external Canadian CPA firm; though this firm is not required to produce audited or reviewed accounting, management is relying on it to perform correct accounting practice. Furthermore, all bookkeeping entries are performed by one individual and once the data is transferred over to these external accountants to produce financial statements, all items are corroborated through the other individual.

Financial Reports:

Financial reports are produced externally by a Canadian CPA firm. Drafts of financial reports are submitted to external auditors and management at same time to allow for proper review.

Internal Controls Pertaining to 2008 Financial Reports:

As mentioned  under 8A, given the very limited number of individuals involved in management, internal controls cannot be deemed effective for the Financial Statements dated Nov 30, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ’ s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Vice President and Secretary (Principal Legal and Compliance Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of November 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .. Our management has concluded that as of November 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

During the 2008 fiscal year and subsequent to year end we changed several positions in our Company, including a new Chief Financial Officer and a new Vice-President Legal affairs, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We also continue to enhance our financial system with the use of outside consultants. Finally, we expect to incur additional costs in the future as we bring our internal control documentation into compliance with the Sarbanes-Oxley Act (SOX) Section 404.   We cannot at this time estimate how long it will take to complete this process or its ultimate cost.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name                                           Number of Shares Owned         Percentage Owned

-------------------------------           --------------------------------         ----------------------

Serge Beausoleil (1)

11,548

3%

_________

(1) Directly or indirectly.  Mr. Beausoleil is Director and Officer.

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

(s) Serge Beausoleil

_______________________________

Serge Beausoleil, Director and President

(Chief executive officer and acting Chief Financial Officer)

(s) Claude Gingras

________________________________

Claude Gingras, Director and Vice-President

(Vice President, Corporate Affairs)

Dated: January 12, 2010

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350