Form 10-Q
period 2009-08-31
VIROPRO INC
filed 2010-01-26
CIK 703901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2009, the number of the Company's shares of par value $.001 common stock outstanding was 165,072,294.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

VIROPRO, INC.

FORM 10-Q

August 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Notes to Financial Statements

8

Item 2. Management’s Discussion and Analysis

15

Item 3. Quantitative and Qualitative Disclosures about Market Risk

20

Item 4. Controls and Procedures

20

PART II - OTHER  INFORMATION

22

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item  3.  Defaults Upon Senior Securities.

24

Item  4.  Submission of Matters to a Vote of Security-Holders.

24

Item  5.  Other Information.

24

Item  6.  Exhibits

24

SIGNATURE

25

VIROPRO, INC.

FORM 10-Q

August 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to FORM 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K/A for the year ended November 30, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ended November 30, 2009.

Viropro Inc. (A Development Stage Company) Consolidated Balance Sheet (Unaudited – in US$) August 31, 2009

	August 31, 2009 (Unaudited)	November 30, 2008 (Audited)
ASSETS
Current Assets	$	$
Cash	99,553	2,726
Prepaid expenses	-	4,332
GST taxes	-	2,429
Financing costs	62,102	120,111
Total current assets	161,655	129,598

Property and Equipment, net	2,320	-
Total Assets	163,975	129,598

LIABILITIES AND STOCKHOLDERS' (EQUITY)
Current Liabilities
Accounts payable and accrued expenses	119,060	324,548
Convertible debenture – current	125,000	692,169
Common stock payable	10,000	80,000
Total Current Liabilities	254,060	1,096,717
Convertible debentures (net of beneficial conversion discount)	120,145	485,630
Total liabilities	374,205	1,582,347

Stockholders' Equity
Common stock, $.001 par value, 1,000,000,000	162,922	35,386
shares authorized, 162,922,294 issued and outstanding
Additional paid in capital	15,726,993	13,120,834
(Deficit) accumulated during the development stage	(13,987,034)	(12,506,205)
Accumulated (deficit)	(1,971,555)	(1,971,555)
	(68,674)	(1,321,540)
Other Comprehensive income:
Foreign currency translation adjustment	(141,556)	(131,209)
Total Stockholders’ deficit	(210,229)	(1,452,749)
Total Liabilities and Stockholders’ deficit	163,975	129,598

See accompanying notes to financial statements

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended		Inception (July 1, 2003 to August 31, 2009)

	August 31	August 31	August 31	August 31
	2009	2008	2009	2008

Revenues	$ -	$ -	$ -	$ -	$ 264,000
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	264,000

Operating expenses:
Consulting fees - Non cash stock compensation	3,333	-	47,000	69,861	6,203,730
Selling, general and administrative expenses	198,786	89,435	478,782	561,542	5,172,857
Total operating expenses	202,120	89,435	525,782	631,403	11,376,587

Operating loss	(202,120)	(89,435)	(525,782)	(631,403)	(11,112,587)

Other income (expense)
Interest expense	(78,704)	(165,649)	(322,876)	(413,496)	(1,892,708)
R&D credit	-	29,377	-	66,006	66,006
Gain (Loss) on investment	-	29,359	-	29,359	(22,614)
Loss on impairment of patent	-	-	-	(799,870)	(799,870)
Gain (loss) on legal settlement	(121,000)	-	(130,417)	305,820	250,720
Gain on return of shares for services not rendered	-	-	253,326	32,000	285,326
Gain (loss) on sale of assets	-	-	3,206	-	(25,464)
Loss on settlement for conversion of debenture	(5,000)	-	(753,286)	-	(758,286)
Debt forgiveness	-	-	-	28,139	42,501
Loss on uncollectible advances	-	(20,058)	-	(20,058)	(20,058)

	(204,704)	(126,971)	(955,047)	(772,100)	(2,874,449)

Net loss	(406,823)	(216,406)	(1,480,829)	(1,403,503)	(13,987,034)

Comprehensive income:
Foreign currency translation adjustment	(10,797)	(10,702)	(10,347)	(11,292)	(141,555)

Comprehensive (loss)	$ (417,620)	$(227,108)	$(1,491,176)	$(1,414,795)	$(14,128,589)

Per share information - basic and fully diluted:
Weighted average shares outstanding - basic and diluted	31,648,966	37,373,793	90,811,184	37,442,387
(Loss) per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.04)

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in US$)			Inception (July 1, 2003 to August 31, 2009
	Nine months August 31, 2009	Nine months August 31, 2008

Cash flows from operating activities:
Net (loss)	$ (1,480,829)	$ (1,403,503)	$ (13,987,034)
Depreciation and amortization	18,370	68,778	287,633
Consulting fees - Non-cash stock compensation	47,000	69,861	6,201,731
Amortization financing costs	58,009	164,001	943,333
Amortization beneficial conversion feature	202,485	191,080	770,574
Loss on sale of assets	(3,206)	-	25,464
Loss on uncollectible advances	-	-	20,058
Gain on legal settlement	-	(305,820)	(386,387)
Gain on return of shares for services non rendered	(253,326)	(32,000)	(285,326)
Loss on legal settlement	888,703	-	893,953
Loss on investment	-	-	51,973
Lost on impairment of patent	-	799,870	799,870
Debt forgiveness	-	(28,139)	(42,501)
Changes in operating assets and liabilities:
Increase in Other receivables	-	21,381	(20,058)
(Increase) in advances	-	(94,633)	-
Decrease in Prepaid expenses	4,331	(32,315)	-
Decrease in GST taxes	2,429	2,539	-
Decrease in Accounts payable and accrued expenses	(37,684)	(229,965)	513,285
Decrease in Other payables	-	(1,789)	30,648
Increase in Deferred revenue	-	-	-
Net cash (used in) operating activities	(553,718)	(810,654)	(4,182,785)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	3,340	-	51,302
Acquisition of property and equipment	(2,448)	(77,542)	(98,213)
Net cash (used in) investing activities	892	(77,542)	(98,884)

Cash flows from financing activities:
Proceeds from issuance of common shares	730,000	-	2,322,234
Proceeds from legal settlement	-	100	100
Payment of financing costs	-	(63,770)	(93,034)
Payment of convertible debenture	-	(6,000)	(56,000)
Common stock payable	(70,000)	-	10,000
Proceeds from convertible debentures		932,781	2339,477
Net cash provided by financing activities	660,000	863,111	4,522,777

Net increase (decrease) in cash	107,174	(25,085)	241,108
Effect of changes in exchange rate	(10,347)	(11,292)	(141,555)
Cash, beginning of period	2,726	39,993	-

Cash, end of period	$ 99,553	$ 3,616	$ 99,553

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in US$)
	Nine months August 31, 2009	Nine months August 31, 2008	Inception (July 1, 2003 to August 31, 2009

Supplemental information:

Interest paid	$-	$-	$7,387
Income tax paid	$-	$-	$-

Non cash investing and financing activities :
Issuance of common stock for conversion of debentures and interest	$1,928,001	$30,000	$2,030,200
Issuance of common stock for patent (3,500,000 shares)	$-	$-	$1,050,000

See accompanying notes to financial statements

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2009

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

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes included in Viropro, Inc.’s Form 10-K/A for the year ended November 30, 2008, as filed with the Securities and Exchange Commission.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2009

 (UNAUDITED – in USD$)

Note 2: Summary of Significant Accounting Policies (continued)

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

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 on December 1, 2007 did not have a material impact on the financial statements.

Note 3: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $15,958,589 ($1,971,555 and $13,987,034, respectively) including a net loss for the nine months ended August 31, 2009, in the amount of $1,480,829.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2009

 (UNAUDITED – in USD$)

Note 3: Going Concern (continued)

In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

Note 4: Convertible Debentures

The Company agreed to issue up to $1,300,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures was March 1, 2007.  As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remained available.  The Company had determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors had 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price was of $0.25 per share of restricted stock.  The Company had determined the warrants to have a value of $838,587 which has been reflected as a financing cost and have been amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.

From March 1, 2007 to March 1, 2009 investors converted $630,490 in private debenture financing as which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition debentures totalizing $6,000, were settled with cash.

At the maturity date of the debenture, the Company offered to the owners to exchange the debenture for common shares instead of cash.  The Company issued 27,994,220 common shares to buy up $603,000 of debentures, accumulated interest of $46,724 and a premium valued at $758,286.  At August 31, 2009 outstanding debentures of $55,000 remain unpaid and outstanding. The investors have not chosen to convert.

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  The Company raised only $70,000 from this first tranche of $300,000.  The Company had determined the debentures to have a beneficial conversion feature totaling $23,333.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  As of August 31, 2009, the unamortized debt discount was $1,958.  The beneficial conversion feature was valued using the intrinsic value method. There were no warrants issued in this transaction.

On March 3, 2008, the Company agreed to issue up to $2,000,000 (CD$) of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 through December 15, 2008.  As of August 31, 2009, $992,082 of convertible debentures had been issued.  The Company has determined the debentures to have a beneficial conversion feature totalling $656,007.  The beneficial conversion feature was valued under the intrinsic value method using the following assumptions: a stock price between $0.02 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  As of August 31, 2009 the unamortized debt discount was $337,040. There were no warrants issued in this transaction.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2009

(UNAUDITED – in USD$)

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

In March 2009, Company cancelled 24,965 shares issued to Helene Dupont as it had no forwarding address and certificate had never been claimed. Shares had been issued as payment for services rendered.

In June 2009, Company cancelled 200,000 shares issued to Trivor Investment and Management as Company had been liquidated. Cancellation was made as per request of former owner of the Company.

In June 2009, Company issued 2,000,000 shares to Financial Pacific to settle a claims as per a court procedure instigated by an individual for unpaid services, 8,333,333 shares to BPD as conversion of convertible debenture and 534,700 shares as interest on a convertible shares held by 9188-5400 Québec Inc.

In July 2009, the Company issued 37,500,000 shares to BPD as part of the LOI dated December 31, 2008 and 9,000,000 to Intas Biopharmaceuticals LTD to convert the milestone payment made on September 2007 to an equity investment. 1,225,000 shares were further issued to 9188-5400 Québec Inc as conversion of capital from the convertible debenture it holds.

In August 2009, 500,000 shares were issued to Immuno Japan to terminate an agreement to supply CHO cells dating back from 2007 and 8,333,333 to BPD which converted the balance of the Convertible share it held.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2009

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

Note 7: Legal Proceedings

On June 21, 2009 holder of a $25,000 Securecap convertible debenture initiated court procedures to collect payment due at maturity on March 31, 2009.

On July 13, 2009 HKDP, supplier to Viropro initiated procedures claiming $37,991.95 for an unpaid bill. Management is contesting the procedure arguing stay of execution was exceeded. Services deemed rendered were prior to 2007.

Note 8:

Fair Value Measurements

On December 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

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

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2009

(UNAUDITED – in USD$)

Note 9: Recent Pronouncements (continued)

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 and has evaluated subsequent events through January 25, 2010, the date the financial statements were issued.

Viropro, Inc. and subsidiaries

(A Development Stage Company)

Notes to Financial Statements

August 31, 2009

(UNAUDITED – in USD$)

Note 10: Subsequent Events

In August 2009, Management met with Biologics Process Development (“BPD”) in New York to investigate new business opportunities and discuss work sharing procedures. During this meeting a new business plan was presented which was further developed and refined in September 2009. This plan calls for Viropro Inc. to act as the Holding company for subsidiaries offering an integrated service offering of Contractual Research and Manufacturing.

In order to execute this plan, Viropro shall acquire BPD from Intas and transfer back to Intas the shares held by BPD thus making BPD a direct and 100% owned subsidiary of Viropro with Intas directly holding a controlling interest in Viropro.

The plan also calls for the acquisition of more companies and of course, adequate financing. To this end, the Company has retained the services of Neville G. Chamberlain of IAS Equities Inc. of New York, NY. In November 2009, Mr. Chamberlain was appointed Director of the Company.

In December 2009, Viropro announced it had reached an agreement with Intas on the aforementioned BPD transaction and in January 2019, also announced the appointment of Dr Scott M. Brown, Ph. D. as Chief Science Officer.

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

Overview

Viropro, Inc. conducts operations through its subsidiary, Viropro International Inc., and specializes in the transfer of its technologies for industrial production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis or multiple sclerosis.  The company’s principal objective is to provide manufacturing process technology transfers to biotech and pharmaceutical companies in global markets with unmet medical needs.

Viropro enjoys close working relations with some of the leading biotech research institutes in North America, one of which, for example, is the Biotech Research Institute (BRI) in Montreal, Canada, a constituent of the National Research Council of Canada.  Viropro has licensed from BRI a high-efficiency expression system platform for antibody production.

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

In December 2008, IBPL transferred this agreement to Biologics Process Development, (“BPD”) Inc of San Diego, California, its newly acquired subsidiary.  BPD in turn issued a Letter of Intent to Viropro to purchase a  majority stake in the Company by a $1.18 million private placement. $1,000,000 will be used to purchase treasury shares at prices ranging from $0.01 to $0.02 per share and the original $180,000 investment from IBPL to be converted in a 9,000,000 shares private placement. The May 24 Special Shareholders Meeting approved all propositions set forth by management to implement the ensuing change of control. Thus the authorized capital of the Company was increased from 100,000,000 fully paid non-assessable common shares at a $0.001 par value to 1,000,000,000. Change of control was also approved.

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

With the current change of control, this business model will evolve to reflect the individual strengths of each  new subsidiaries as parts of a continuous program focussed on the development of biogenerics.

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

Our strength is in our technological platform, i.e. the intellectual property and know-how and rights that allows us to quickly develop high quality biopharmaceutical manufacturing processes at low cost.  Our technological platform will allow us to develop more efficient manufacturing processes than those of our competitors who most often use technologies dating to the 1980’s and 90’s.  Additionally, Viropro’s business development team has a strong international network of contacts, which enables Viropro to acquire and out-license technologies and furthers the development goals of the Company.

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

A meeting of the executives, consultants and management from Biologics Process Development Inc. (“BPD”) and Viropro was held in New York in August to investigate work flow processed between the Companies and Business Development matters. The first draft of a new business plan was examined; it called for a new focus on Contractual Research and Manufacturing Service offer. Parties present at the meeting agreed that CRAMS was the ideal way to proceed in the future.

Subsequent events

On December 2, 2009, recently recruited auditor Minyard & Co resigned as auditors for incompatibility issues with management. Company has been bitterly disappointed by such a gesture and has asked Minyard to reimburse an outstanding $5,000 retainer which has not yet been done. Company is investigating procedures against Minyard.

In August 2009, Management met with BPD  in New York to investigate new business opportunities and discuss work sharing procedures. During this meeting a new business plan was presented which was further developed and refined in September 2009. This plan calls for Viropro Inc. to act as the Holding company for subsidiaries offering an integrated service offering of Contractual Research and Manufacturing.

In order to execute this plan, Viropro shall acquire BPD from Intas and transfer back to Intas the shares held by BPD thus making BPD a direct and 100% owned subsidiary of Viropro with Intas directly holding a controlling interest in Viropro.

The plan also calls for the acquisition of more companies and of course, adequate financing. To this end, the Company has retained the services of Neville G. Chamberlain of IAS Equities Inc. of New York, NY. In November 2009, Mr Chamberlain was appointed Director of the Company.

In December 2009, Viropro announced it had reached an agreement with Intas on the aforementioned BPD transaction and in January 2010, also announced the appointment of Dr Scott M. Brown, Ph. D. as Chief Science Officer.

Results of Operations

Three Months Ended August 31, 2009 and August 31, 2008.

Revenues and Operating Loss

During the three-month periods ended August 31, 2009 and August 31, 2008, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net losses of $406,823 compared to a net loss of $216,406 in the same period of the prior year. The major portion of this variance in continued items is attributable to a loss on a legal settlement ($121,000) and an increase in selling and general charges.  General charges now carry amounts paid out to subcontractor to perform research and development work.

Nine Months Ended August 31, 2009 and August 31, 2008.

Revenues and Operating Loss

During the nine-month periods ended August 31, 2009 and August 31, 2008, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net losses of $1,480,829 compared to a net loss of $1,403,503 in the same period of the prior year. The major portion of this favourable variance in continued items is attributable to decrease in expenses on all levels.

Other Income

During the nine month period ended August 31, 2009, Other Income show a gain of the cancellation of shares granted to a Consultant for the partnership agreement signed with Immuno Japan back in 2006. As this partnership was never implemented, the Consultant agreed to return his shares for cancellation. This generates an income of $253,326.

 Material Changes In Financial Condition, Longevity And Capital Resources

As at August 31, 2009, the Company had a working capital deficiency of $92,405 and $99,553 in cash so funds on hand are inadequate.

Plan of Operations

As indicated above, the Company will focus on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality biopharmaceutical products. At the same time, the Company is evaluating the feasibility of implementing its new business model that calls for Contractual Research and Manufacturing Services offer through different and complementary subsidiaries. The markets that Viropro has chosen to focus on are South America (mainly Brazil), Northern Africa, and Asia (mainly India).

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

August 31, 2009

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

On June 21, 2009 a $25,000 Securecap convertible debenture holder initiated procedures against the Company to recover capital due at maturity. Management of the Company had offered to the holder, as it had done will all Securecap Convertible Debenture holders, to convert its debenture into common shares at a lower price than the initially set price.

On July 13, 2009 HKDP, supplier to Viropro initiated procedures claiming $37,991.95 for an unpaid bill. Management is contesting the procedure arguing stay of execution was exceeded. Services deemed rendered were prior to 2007.

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

In June 2009, Company issued 2,000,000 shares to Financial Pacific to settle a claims as per a court procedure instigated by an individual for unpaid services, 8,333,333 shares to BPD as conversion of convertible debenture and 534,700 shares as interest on a convertible shares held by 9188-5400 Québec Inc.

In July 2009, the Company issued 37,500,000 shares to BPD as part of the LOI dated December 31, 2008 and 9,000,000 to Intas Biopharmaceuticals LTD to convert the milestone payment made on September 2007 to an equity investment. 1,225,000 shares were further issued to 9188-5400 Québec Inc as conversion of capital from the convertible debenture it holds.

In August 2009, 500,000 shares were issued to Immuno Japan to terminate an agreement to supply CHO cells dating back from 2007 and 8,333,333 to BPD which converted the balance of the Convertible share it held.

Item  3.  Defaults Upon Senior Securities.

There are no defaults upon Senior Securities.

The Convertible Debenture issued on March 1,2007 came to maturity on March 1, 2009. Whereas all but $55,000 of this debenture was converted, this amount remains outstanding and is payable to the holders, however, this is not a senior security. .

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

Dated:  January 26, 2010