Form 10-K/A
period 2008-11-30
VIROPRO INC
filed 2010-03-02
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-06718

 Viropro, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3124057
(State of organization)	(I.R.S. Employer Identification No.)
1806-300 Avenue des Sommets Verdun, QC	H3E 2B7
(Address of principal executive offices)	(Zip code)
Registrants telephone number: (514) 731-8776

 Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 2009: $820,988
Number of shares of the registrant’s common stock outstanding at February 28, 2009: 82,098,793 shares

Documents Incorporated by Reference
None

VIROPRO, INC.
FORM 10-K/A
November 30, 2008

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD-LOOKING STATEMENTS.  This Form 10-K contains statements that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe”, “ project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K.  However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved.  All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

Statement of Operations Data:

	For the Year Ending November 30,

	2008		2007

Revenues		-0-	$264,000
Operating Expenses		$852,797	$2,039,766
Income Taxes		-0-	-0-
Net loss		$(1,734,615)	$(2,654,604)
Loss Per Share		$(0.04)	$(0.08)

Balance Sheet Data:	As at November 30, 2008

Working Capital	$	(967,119)
Total Assets		$129,598
Total Liabilities		$1,582,347
Stockholders' Deficit	$	(1,452,749)

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

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(In US Dollars)
	Year Ended	Year Ended	Inception (July 1, 2003) to
	November 30,	November 30,	November 30,
	2008	2007	2008
	(Audited)	(Audited)	(Audited)
Revenues	$-	$264,000	$264,000

Cost of revenue	-	-	-

Gross profit	-	264,000	264,000

Operating expenses:
Consulting fees -non cash compensation	69,860	672,598	6,156,730
Consulting fees	149,827	239,452	1,273,038
Professional fees	187,575	297,771	1,083,564
Research and development	153,853	63,727	280,418
General and administrative	291,682	766,218	2,057,053

Total operating expenses	852,797	2,039,766	10,850,803

Operating loss	(852,797)	(1,775,766)	(10,586,803)

Other income (expense)
Interest expense	(584,223)	(826,865)	(1,569,832)
Research and development credit	66,006	-	66,006
Gain (loss) on investment	29,359	(51,973)	(22,614)
Loss on impairment of patent	(799,870)	-	(799,870)
Gain on legal settlement	386,387	-	386,387
Loss on legal settlement	(5,250)	-	(5,250)
Gain on return of shares for services not rendered	32,000	-	32,000
Debt forgiveness	42,501	-	42,501
Loss on uncollectible advances	(20,058)	-	(20,058)
Loss on sale of assets	(28,670)	-	(28,670)
	(881,818)	(878,838)	(1,919,400)

Net loss	$(1,734,615)	$(2,654,604)	$ (12,506,205)
Comprehensive loss:
Foreign currency translation adjustment	(32,977)	(56,937)	(131,209)
Comprehensive loss	$(1,767,592)	$(2,711,541)	$(12,637,414)

Per share information - basic:
Weighted average shares outstanding	36,928,242	34,791,633

Loss per common share	$(0.04)	$(0.08)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2008
(Audited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance June 30, 2003	4,116,974	$4,117	$1,957,308	$-	$-	$(1,971,555)	$-	$(10,130)
						-
Shareholders’ direct payments for accounts payable	-	-	10,130	-	-	-	-	10,130
Net (loss)	-	-	-	-	(8,525)	-	-	(8,525)
Balance November 30, 2003	4,116,974	4,117	1,967,438	-	(8,525)	(1,971,555)	-	(8,525)

Common shares issued for cash	250,000	250	49,750	-	-	-	-	50,000
Common stock subscriptions	-	-	1,190,140	-	-	-	-	1,190,140
Net (loss)	-	-	-	-	(1,159,543)	-	-	(1,159,543)
Foreign currency translation	-	-	-	-	-	-	2,478	2,478
Balance November 30, 2004	4,366,974	4,367	3,207,328	-	(1,168,068)	(1,971,555)	2,478	74,550

Issuance of shares subscribed for at November 30, 2004	3,834,500	3,834	(3,834)	-	-	-	-	-
Common shares issued for cash	1,415,630	1,416	289,230	-	-	-	-	290,646
Common shares issued for services	6,265,965	6,266	1,744,828	-	-	-	-	1,751,094
Common stock subscriptions – cash	-	-	297,500	-	-	-	-	297,500
Common stock subscriptions – services	-	-	60,000	(60,000)	-	-	-	-
Amortization of deferred compensation	-	-	-	15,000	-	-	-	15,000
Common stock subscription receivable	-	-	25,000	-	-	-	-	25,000
Net (loss)	-	-	-	-	(2,513,542)	-	-	(2,513,542)
Foreign currency translation	-	-	-	-	-	-	(68,795)	(68,795)

Balance November 30, 2005	15,883,069	$15,883	$5,620,052	$(45,000)	$(3,681,610)	$(1,971,555)	$(66,317)	$(128,547)

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2008 – Continued
(Audited in US Dollars)
					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2005	15,883,069	$15,883	$5,620,052	$(45,000)	$(3,681,610)	$(1,971,555)	$(66,317)	$(128,547)

Common stock issued for cash	4,000,997	4,001	701,587	-	-	-	-	705,588
Common stock issued for services	9,108,555	9,109	3,023,790	(503,625)	-	-	-	2,529,274
Common stock issued for patent	3,500,000	3,500	1,046,500	-	-	-	-	1,050,000
Amortization of deferred compensation	-	-	-	45,000	-	-	-	45,000
Record debenture financing and debt discount	-	-	713,429		-	-	-	713,429
Net (loss)	-	-	-	-	(4,435,376)	-	-	(4,435,376)
Foreign currency translation	-	-	-	-	-	-	25,022	25,022

Balance November 30, 2006	32,492,621	$32,493	$11,105,358	$(503,625)	$(8,116,986)	$(1,971,555)	$(41,295)	$504,390

Common stock issued for cash	600,000	600	61,400	-	-	-	-	62,000
Common stock issued for services	1,893,836	1,894	236,940	(238,834)	-	-	-	-
Common stock for debentures converted and interest	3,002,453	3,002	597,488					600,490
Amortization of deferred compensation	-	-		672,599	-	-	-	672,599
Record debenture financing and debt discount	-	-	600,848		-	-	-	600,848
Net (loss)	-	-	-	-	(2,654,604)	-		(2,654,604)
Foreign currency translation	-	-	-	-	-	-	(56,937)	(56,937)

Balance November 30, 2007	37,988,910	$37,989	$12,602,034	$(69,860)	$10,771,590)	$1,971,555)	$(98,232)	$(271,214)

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2008 – Continued
(Audited in US Dollars)
					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2007	37,988,910	$37,989	$12,602,034	$(69,860)	$(10,771,590)	$(1,971,555)	$(98,232)	$(271,214)
Common stock issued for settlement	3,725,000	3,725	39,200	-	-	-	-	42,925
Common stock canceled	(3,727,750)	(3,728)	(209,009)	-	-	-	-	(212,737)
Common stock canceled – Immuno Japan	(2,750,000)	(2,750)	2,750	-	-	-	-	-
Common stock for debentures converted and interest	150,000	150	29,850	-	-	-	-	30,000
Amortization of deferred compensation	-	-	-	69,860	-	-	-	69,860
Record debenture financing and debt discount	-	-	656,009	-	-	-	-	656,009
Net (loss)	-	-	-	-	(1,734,615)	-	-	(1,734,615)
Foreign currency translation	-	-	-	-	-	-	(32,977)	(32,977)

Balance November 30, 2008 (audited)	35,386,160	$35,386	$13,120,834	$-	$(12,506,205)	$(1,971,555)	$(131,209)	$(1,452,749)

See accompanying notes to consolidated financial statements.

Viropro, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

	Year Ended	Year Ended	Inception (July 1, 2003
	November 30, 2008	November 30, 2007	to November 30, 2008)
	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net (loss)	$(1,734,615)	$(2,654,601)	$(12,506,205)
Adjustments to reconcile net loss to net cash used by operating activities :
Depreciation and amortization	62,471	108,839	269,263
Amortization financing costs	221,085	581,226	885,324
Amortization beneficial conversion feature	279,944	247,540	568,089
Loss on investment	-	51,973	51,973
Loss on impairment of patent	799,870	-	799,870
Loss on sale of assets	28,670	-	28,670
Loss on uncollectible advances	20,058	-	20,058
Gain on legal settlement	(386,387)	-	(386,387)
Loss on legal settlement	5,250	-	5,250
Gain on return of shares for services non rendered	(32,000)	-	(32,000)
Debt forgiveness	(42,501)	-	(42,501)
Consulting fees – non-cash stock compensation	69,860	672,599	6,154,731
Changes in operating assets and liabilities :
Decrease in other receivables	1,323	(17,807)	(20,058)
Decrease in prepaid expenses	4,930	(5,145)	(4,331)
Decrease in GST taxes	4,078	15,597	(2,429)
Decrease in Accounts payable and accrued expenses	(174,187)	300,864	550,969
Decrease in Other payables	-	22,460	30,648
Increase in Deferred revenue	-	(49,965)	-
Net cash used in operating activities	(872,151)	(726,423)	(3,629,066)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	47,962	-	47,962
Acquisition of property and equipment	(73,250)	-	(95,765)
Net cash used in investing activities	(25,288)	-	(99,776)

Cash flows from financing activities:
Proceeds from legal settlement	100	-	100
Payment of financing costs	(93,034)	-	(99,034)
Proceeds from common shares	-	62,000	1,592,234
Payment of convertible debenture	(56,000)	633,965	(56,000)
Common stock payable	50,000	30,000	80,000
Proceeds from convertible debentures	992,083	-	2,339,477
Net cash provided by financing activities	893,149	725,965	3,862,777

Net increase (decrease) in cash	(4,290)	(,458)	133,935
Effect of changes in exchange rate	(32,977)	(56,937)	(131,209)

Cash, beginning of period	39,993	97,388	-
Cash, end of period	$2,726	$39,993	$2,726

See accompanying notes to consolidated financial statements.

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

Supplemental information:
Interest paid	$-	$-	$7,387
Income taxes paid	$-	$-	$-

Non cash investing and financing activities :
Issuance of common stock for conversion of debentures and interest	$30,000	$-	$630,490
Issuance of common stock for patent (3,500,000 shares)	$-	$-	$1,050,000
Gain on legal settlement -cancelation of shares	$137,712	$-	$137,712
Gain on legal settlement – debt forgiveness	$248,675	$-	$248,675
Receivable for common stock	$-	$-	$25,000

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
November 30, 2008
(Audited)

Note 3: Income Taxes

As of November 30, 2008 and 2007, the Company has a net operating loss carry forward of approximately $6,397,000 and $5,680,000, respectively.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2028.  Components of net deferred tax assets, including a valuation allowance, are as follows at November 30:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$2,181,900	$1,931,000
Total deferred tax assets	2,181,900	1,931,000
Less: Valuation Allowance	(2,181,900)	(1,931,000)

Net Deferred Tax Assets	$-	$-

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

The following table summarizes the Company’s detachable stock warrant activities:

	Number of Warrants	Exercise Price
Balance as of July 1, 2003 (Inception)	-	$-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2003	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2004	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2005	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2006	3,567,145	0.25
Warrants issued	2,932,855	0.25
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2007	6,500,000	0.25
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2008	6,500,000	0.25

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ’ s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that as of November 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

During the 2008 fiscal year and subsequent to year end we enhanced several positions in our Company, including a new Chief Financial Officer and a new Controller at a vice-president level, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We also continue to enhance our financial system with the use of outside consultants.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

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

Item 11.  Executive Compensation

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

(h) Report on Re-pricings of Options/SARs

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2008, the number and percentage of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name	Number of Shares Owned	Percentage Owned
Serge Beausoleil (1)	11,548	3%

________________________________________________________________________________________________________________
(1) Directly or indirectly.  Mr Beausoleil is Director and Officer.

Item 13. Certain Relationships and Related Transactions

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

VIROPRO, INC.

(s) Serge Beausoleil
Serge Beausoleil, Director and President
(Chief executive officer and acting Chief Financial Officer)

(s) Claude Gingras
Claude Gingras, Director and Vice-President
(Vice President, Corporate Affairs)

Dated: March 1, 2010

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350