Form 10-K
period 2009-11-30
VIROPRO INC
filed 2010-03-15
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: November 30, 2009

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 2010: $3,136,173.59
Number of shares of the registrant’s common stock outstanding at February 28, 2010: 165,072,294, shares

Documents Incorporated by Reference
None

PART I

Item 1.  Business

Historical Background

Viropro, Inc. is a Nevada corporation headquartered in Quebec, Canada.  Unless otherwise noted, references in this 10K report to “Viropro, Inc.,” “Viropro,” “VPR,” "VPRO," the “Company,” “we,” “our” or “us” means Viropro, Inc.  Our principal place of business is located at 1806-300 Avenue des Sommets, Verdun, Quebec Canada. Our telephone number is (514) 731-8776.

In 1997 and during the nine months ended March 31, 1998, the Company conducted its business as Food Concepts, Inc. Its primary business activity was retail and wholesale sales of gourmet and specialty coffees. Food Concepts was a roaster, packer and seller of roasted coffees and produced over 70 flavoured coffees.

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

In October 2004, the Company authorized the creation of a wholly owned subsidiary, Viropro Canada Inc. to act as a Canadian holding company for its future operating businesses.  In turn, this subsidiary set up wholly owned Canadian subsidiary named Viropro Pharma Inc. andprimarily for business development focused on the marketing and distribution of products and advanced technologies in the lucrative field of Life Sciences. Through these subsidiaries the Company is seeking potential businesses and possible acquisitions.

Following its creation, Viropro Pharma appointed a scientific committee comprised of internationally recognized subject matter experts to provide product and technical guidance as well as support to anticipated technical transfer initiatives.

In November 2004, Viropro announced an agreement with Miralus Canada Inc. and Miralus International Inc. for the global commercialization of the “FREEdHEM” line of specialized medical products for the treatment of hemorrhoids with exclusive marketing rights for Japan, Central America and South America and non-exclusive rights for most of the countries elsewhere in the world including Canada.  FREEdHEM is already available in the United States through retail outlets of large pharmaceutical and food distributors. Miralus was to be paid a commission of 10% of any gross sales that it initiated.  As at the year ending November 30, 2005, the agreement and all contacts with Miralus was terminated.

Also in November 2004, the Company entered into an agreement with the Tokyo-based firm Immuno Japan Inc. for the rights to marketing and production of therapeutic proteins in international markets. As compensation for the rights of these products, the Company issued 500,000 shares of common stock in February 2005 and was obligated to issue an additional 500,000 shares of common stock upon the initial sale of the licensed products, which has not as yet occurred and pay a royalty of 15% of net revenue from sales of the licensed products. The Company issued 500,000 shares of common stock in August 2009 when they cancelled the agreement. There is no further commitment outstanding by the Company.

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

Parvovirus, or fifth disease, is an infectious illness, caused by the virus B19.  Known generally as a childhood disease, the virus causes an eruptive infection and is contagious through the airways.  It can also affect adults who have a compromised immune system, in certain cases evolving to polyarthropathy syndrome, spontaneous abortion, fetalis hydrops and chronical anemia. This research project was ongoing in 2006 and is still underway.

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

Effective March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture. The debentures were convertible into common shares at $0.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company issued 5,000 warrants to purchase common shares at $0.25 per share that expired on March 1, 2009.  Through November 30, 2006, an aggregate of $713,429 had been received in cash.  The offering was to expire 105 days from its commencement unless extended for an additional 120 days by the Company.  If the minimum number of debentures was not sold, the Company would return the proceeds to the investors.  As of June 23, 2006, the entire subscription of $1,300,000 of convertible debentures had been sold.   All proceeds from the sale of the debentures were received by March 31, 2007, and none of the convertible debenture remained available.

The Company had determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature had been recorded as a debt discount and was amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors had 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price was to be $0.25 per share of restricted stock.  The Company had determined the warrants to have a value of $838,587 which had been reflected as a financing cost and was amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.  As of November 30, 2009, the debt discount and financing cost was fully amortized.

From March 1, 2007 to November 30, 2009, investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures that totalled $56,000 were settled with cash. There are currently $30,000 in debentures to four debenture holders that have not been converted to common stock or repaid in cash.

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  As of May 31, 2008, the Company raised only $70,000 from this first tranche of $300,000.  The Company had determined the debentures to have a beneficial conversion feature totalling $22,165.  The beneficial conversion feature had been recorded as a debt discount and was amortized over the life of the loan.  As of November 30, 2009, the debt discount was fully amortized.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity date was November 1, 2009. This debenture for $70,000 remains outstanding as of November 30, 2009.

At the shareholders meeting held in January 2008, Jean-Marie Dupuy announced his resignation. Mr Beausoleil was then immediately appointed Director and during the ensuing Board of Directors meeting was named President of Viropro Inc.

The Company had that time had no cash on hand, had numerous legal claims against it and still had several subsidiaries that were inoperative. Mr. Beausoleil undertook to raise capital, settle all claims and rationalize the Corporate Structure.

On March 3, 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and continued through December 15, 2008.  As of November 30, 2008, $989,943 of convertible debentures had been issued.  The Company had determined the debentures to have a beneficial conversion feature totalling $656,007.  The beneficial conversion feature was valued under the Intrinsic value method using the following assumptions: a stock price between $0.02 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.  From February 2009 to August 2009, investors converted $959,943 in private debenture financing into 31,999,266 common shares.  In addition, debentures totalizing $30,000 were settled with cash payments. There is no remaining unamortized beneficial conversion feature remaining on these debentures, and there remains no unconverted debentures as of November 30, 2009.

 At year end 2008, as Viropro International was the only operational subsidiary of Viropro Inc., both Viropro Canada Inc. and Viropro Pharma were merged  into Viropro International. The corporate structure was thus simplified to a Viropro Inc, the listed holding co and Viropro International, the operational subsidiary.
On December 30, 2008 Viropro and Biologics Process Development Inc. (“BPD”) of San Diego, California, signed a Letter of Intent to allow BPD to acquire a controlling interest in the Company. BPD is a subsidiary of Intas Biopharmaceuticals Ltd of Ahmedabad, India which had signed a development and marketing agreement with Viropro in 2007.

At the shareholders meeting held in April 2009, Shareholders approved by more than 70% the creation of a controlling shareholders. BPD invested $950,000 in Viropro Inc. BPD has been issued a total of 62,500,000 shares of common stock, which represents $750,000 of the investment. The $200,000 that is still owed to BPD as a result of the investment remains a liability as of November 30, 2009..

Dr Rajiv Datar was appointed to the Board of Directors as representative of BPD and Intas.

Current Business

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

BPD, Inc. is a wholly owned subsidiary of Intas Biopharmaceuticals Ltd. (IBPL), of India.  IBPL is one of India’s leading biotechnology companies, with a “Products” business and a “Contract Services” business.  It is the only biotech company in India that has an EMEA-approved cGMP biologics facility and has brought four biopharmaceuticals to the market in as many years.

Protein analytics and the bio/pharma industry go hand in hand.  It is safe to say that without protein analytical technology, there would be no biotech industry today!  It is also safe to say that the better the science and the skill-set available to perform leading-edge protein analysis, the better the chance that a new drug, or a biogeneric, can be qualified in unequivocal terms for approval by regulatory authorities such as the Food and Drug Administration, for clinical trials and for subsequent marketing of the drug product.

The merged North American Companies VPR and BPD strategic plan aims to develop into a premier Biotechnology Contract Research and Manufacturing Services (CRAM) company, within a five year timeframe.  The intention is to have the merged companies VPR/BPD field key services using modern biotechnology principles in the area of biologics process development and cGMP based biologics contract manufacturing.

VPR/BPD believes that the fundamentals of the biotech industry, from a US perspective, continue to be strong (in spite of the recent financial bottleneck) for the following reasons:

•	The biotech industry has had more than twenty-five years of building the necessary infrastructure for sustained growth.

•	Over $692M flowed into early-stage biopharma, diagnostic and device companies in May and over $2.5B thus far in 2009.

•
Pricing power in deals with pharmaceutical partners has steadily improved.  In the earlier days, biotech companies were happy to settle for low double-digit royalty from a pharmaceutical company to obtain sufficient funding for a drug’s development.  Currently, it is common for biotech companies and their pharmaceutical partners to enter into 50:50 profit sharing arrangements, representing at least a 3-fold increase in the industry’s pricing power.

•	This is a noncyclical industry that should be mostly sheltered from economic downturns.

•
Biotech has produced real results, with an increasing number of products coming to market.  Based upon the number of biotech drugs currently in the US FDAs approval pipeline, it can be said that the biotech industry has reached critical mass-it is no longer an industry based upon hopes and dreams.

•	By 2014, seven of the top ten drugs are going to be biopharmaceuticals. (In-PharmaTechnologist.com, June 18, 2009).

VPR/BPD’s analysis of the US biotech market is summarized below from the perspective of opportunities for Indo-US Biotech companies.  The availability of highly skilled, but low-cost scientific manpower in India-a situation not too different from the niche carved out by Indian software companies-provides the following avenues:

•	The increasing trend towards Contract R&D by bio/pharmaceutical companies due to the ever-expanding cost of bringing bio/pharmaceuticals to the market.

•	A noticeable trend towards Contract Manufacturing (in US FDA approved GMP facilities).

•	The production of off-patent Biopharmaceuticals (a.k.a. Biosimilars / Biogenerics / Follow-on biologics-FOBs ).

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

In December 2008, IBPL transferred this agreement to Biologics Process Development, Inc of San Diego, California, its newly acquired subsidiary, which in turn is purchasing a majority stake in Viropro by a $1.00 million private placement. This ensures adequate financing to Viropro for the development of the targeted biopharmaceutical drug.

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

Recent Events

The Company has set forth a new business model that has been described in the previous pages. To implement the model, Company has retained the services of IAS Equities Inc. of NY as investment banker. Meetings are being held to raise adequate financing allowing acquisition of already targeted business opportunities.

To this end, the Company has also undertaken to reorganize and acquire from Intas its subsidiary Biologics Process Development Inc. Intas will then become direct shareholder of Viropro Inc. and Viropro will become the public holding co of operational subsidiaries.

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

Item 1B.  Unresolved Staff Comments

In March 2009, the Company filed its annual financial statements on a 10-K form where, in Item 8, it indicated that internal control over financial reporting could not be properly implemented as management consisted of only two individuals.  The S.E.C. sent a comment letter where it requested that the disclosure made to this effect be compliant with item 308T(a) of Regulation S-K.

In January, after reviewing its financial reporting procedures, the Company filed another amended 10-K which disclosed that due to the intervention of a third party hired by management to produce internal financial statements, effective internal control over financial reporting were indeed effective and disclosure to this effect was amended in the January 10,2010 filing. However, 10-K/A filed at that time carried a few formatting issues that was corrected in February 2010 by a 10-K/A. Item still unresolved at time of present pertains to exhibit filed as management certification where designation and title of management are different in the exhibits from the designation and titles in the main text.

In January 2010, the Company filed a form 8-K to disclose it had changed auditors.  The S.E.C. has commented this filing as a letter of consent from previous auditor Michael Minyard &Co was not addressing directly the filed 8-K.

Item 2.  Description of Property

The Head Office of the Company is located at 1806-300 Avenue des Sommets, Verdun, QC. H3E 2B7 where it rents its office space at a cost of $1,000 per month.

Item 3.  Legal Proceedings

The Company is being sued by one holder of a convertible debenture that came to maturity in March 2009. The Company claims this debenture is not binding and declined to pay the outstanding balance of $30,000 presumably owed to 4 individuals. Proceedings have been suspended by the Court to allow for clarification of request and no further action has been taken.

The Company is being sued by a supplier who claims 37,991.95 CND for unpaid services rendered. Company argues that stay of executions have been exceeded and declines payment.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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
QUARTER ENDING	HIGH	LOW

February 28, 2008	$0.05	$0.05

May 31, 2008	$0.04	$0.04

August 31, 2008	$0.02	$0.02

November 30, 2008	$0.01	$0.00

February 28, 200	$0.001	$0.02

May 31, 2009	$0.003	$0.025

August 31, 2009	$0.003	$0.02

November 30, 2009	$0.002	$0.04

As of November 30, 2009, there were 543 shareholders of record. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

During the period from December 2007 to November 2008, the Company did not issue any Shares as per Regulation S, cancelled 7,727,750 restricted shares and reissued 4,975,000 free trading shares as a result of claim settlements. 150,000 shares were issued from the conversion of debentures.

In February 2009, the Company bought back the outstanding balance of convertible debenture issued to First Royalties against issuance of 14,332,600 free trading shares.

During February 2009, the Company issued 20,000,000 common shares to Biologics Process Development pursuant to the exemption contained in Regulation S for cash aggregating $200,000.

During February 2009, 17,173,300 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $801,151 or $0.03 per share.

During February 2009, 16,500 shares were issued for payment of interest on the debenture, valued at $3,300 or $0.20 per share.

During February 2009, 4,200,000 shares were issued for services performed which were valued at their fair market value totalling $42,000.

Also during February 2009, the Company received 966,667 shares that had been granted to one consultant for work that prior management considered had never been performed. The shares were valued at $248,333 and recorded as consulting expense in a prior year. The consultant agreed to return the shares and they were cancelled resulting in a gain in the current period of $248,333.

In February 2009, the Company bought convertible debentures issued to Securecap against issuance of 13,661,600 free trading shares. Outstanding balance of debenture stands, as of Nov 30, 2009 at $30,000.

In April 2009, the Company issued 500,000 free trading shares to Citivac for services rendered.

In June 2009, the Company issued 2,000,000 free trading shares to Financial Pacific to settle a claim.

In June 2009, the Company issued 8,333,333 restricted shares to Biologics Process Development as conversion of the debenture it had bought from First Royalties.

In July 2009, the Company issued 1,225,000 restricted shares to 9188-5400 Quebec Inc as interest payment on the First Royalties convertible debentures.

In July 2009, the Company issued 9,000,000 shares to Intas Biopharma to convert its 180,000$ milestone payment made in September 2007 as equity investment.

In July 2009, the Company issued 37,500,000 restricted shares to Biologics Process Development for cash investments totalling 250,000 $.

In August 2009, the Company issued 500,000 free trading shares to Immuno Japan as settlement to cancel agreement entered into in 2004.

In August 2009, the Company issued 8,333,333 restricted shares to Biologics Process Development as conversion of the debenture it had bought from First Royalties

In September 2009, the Company issued 1,250,000 free trading share to Financial Pacific to settle a claim against the Company.

In September 2009, the Company issued 400,000 free trading shares to 6143865 Canada Inc. to settle payment of a debt that had matured in March 2009.

In November 2009, the Company issued 500,000 restricted shares to Richard Arcand as payment for services rendered.

Item 6.  Selected Financial Data

The following selected financial data for the years ending November 30, 2009 and 2008 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data:
	For the Year Ending November 30,

	2009	2008

Revenues	-0-	-0-
Total Operating Expenses	$879,513	$852,797
Income Taxes	-0-	-0-
Net loss	$(1,464,926)	$(1,734,615)
Loss Per Share	$(0.01)	$(0.05)

Balance Sheet Data:	As at November 30, 2009

Working Capital	$	(370,781)
Total Assets		$61,857
Total Liabilities		$430,419
Stockholders' Deficit	$	(368,562)

Working capital is calculated based upon the difference between total current assets and total current liabilities as of November 30, 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.
Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the loans payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

•	Revenue is recognized at the time the product is delivered.
•	Provision for sales returns will be estimated based on the Company’s historical return experience.
•	Revenue is presented net of returns.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Fixed Assets and Long Lived Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; office and computer equipment – 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Long-lived assets and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of November 30, 2009 and for the years ended November 30, 2009 and 2008, the Company operates in only one segment and in only one geographical location.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of November 30, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Fair Value Measurements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 15, 2010, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

Revenues and Cash Position

During the year ended November 30, 2009 and 2008, the Company had no revenue.  As of November 30, 2009, the cash position was $54,775 compared to $2,726 as of November 30, 2008.

The cash balance as at the year end is inadequate for the Company’s planned business activities, however, subsequent to the year-end several discussions pertaining to increased revenues or private investments were underway.

Operating Expenses and Net Loss

Our average monthly (recurring) expenses during the year ended November 30, 2009 approximated US$75,000, and included rent, management salaries, office overhead, professional fees, travel, business entertainment, equipment, and insurance. Sums paid to the officers and directors as compensation expenses for the year ended November 30, 2009 amounted to $137,650 compared to $149,827 paid for the year ended November 30, 2008.

All our cash expenditures in 2009 were for sub contracting of drug development, office overhead, travel, fund raising activities, legal and accounting and auditing.

During the year ended November 30, 2009, the Company incurred an operating loss $879,513 compared to $852,797 for the year ended November 30, 2008. Loss per share was $0.01 for the year ended November 30, 2009 as compared to $0.05 for the year ended November 30, 2008.

The Company’s principal executive offices were located in Montreal Quebec Canada where it occupied approximately 2400 square feet of office space on a 5-year lease, with a monthly rental cost of CDN$2,000 (approximately US$1,720). This Lease has expired in 2008 and was not renewed. Management has moved the executive offices in to a much smaller yet convenient facility in November 2008 and rental costs are now CDN $1,000 (approximately US$940). Renewal is on a monthly basis.

Balance Sheet

Working capital

Working capital at year end was ($368,562) and made up for the most part of the common stock to be issued to BPD as per the December 31, 2008 Letter of Interest. These shares were to be issued during the last quarter of 2009 but as it was decided that all shares be issued back to Intas and those issued to BPD be cancelled, further issuances have been postponed until transaction to acquire BPD is cleared.

Working capital net of common stock payable on a year to year basis was $168,562 in 2009 compared to $887,119 in 2008.

Accounts payable and accrued expenses

Accounts payable and accrued expenses declined on a year to year basis from $324,548  in 2008 to $130,419  in 2009. Management is cutting costs and reducing all expenses on a continued basis since March 2008 and is also processing promptly all payments to benefit as much as possible of discounts for early payments.

Cash Flows

Net Cash from Financing Activities
Net cash from financing activities generated $790,000 over the fiscal year. This is the amount Biologics Process Development Inc. has invested in the Company minus the repurchasing of a convertible debenture and the shares that remain to be issued.  Issuance of these shares was postponed until agreement with Intas and BPD was reached.

Item 8.  Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Viropro, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Viropro, Inc. and Subsidiary (the “Company”) as of November 30, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended November 30, 2009 and from July 1, 2003 (inception) through November 30, 2009 for the statements of operations, changes in stockholders’ equity (deficit) and cash flows.. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. and Subsidiary as of November 30, 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended November 30, 2009 and from July 1, 2003 (inception) through November 30, 2009 for the statements of operations, changes in stockholders’ equity and cash flows in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and is currently in default of its debt instrument and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
March 15, 2010

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

De Joya, Griffith & Company, LLC
Henderson, Nevada

March 10, 2009

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Balance Sheets (In US Dollars)

	November 30, 2009	November 30, 2008

ASSETS	(Audited)	(Audited)
Current Assets
Cash	$54,775	$2,726
Prepaid expenses	4,862	4,332
GST taxes	-	2,429
Financing costs	-	120,111
Total current assets	59,638	129,598

Property and Equipment, net	2,219	-

Total Assets	$61,857	$129,598

LIABILITIES AND STOCKHOLDERS' (EQUITY)
Current Liabilities
Accounts payable and accrued expenses	$130,420	$324,548
Convertible debenture - current	100,000	692,169
Common stock payable	200,000	80,000
Total Current Liabilities	430,420	1,096,717

Convertible debentures (net of unamortized debt discount of $506,452)		485,630

Total Liabilities	$430,420	$1,582,347

Stockholders' Equity
Common stock, $.001 par value, 1,000,000,000 shares authorized, 165,072,294 issued and outstanding	165,072	35,386
Additional paid in capital	15,555,691	13,120,834
Deferred stock compensation	-	-
(Deficit) accumulated during the development stage	(13,971,131)	(12 506 205)
Accumulated (deficit)	(1,971,555)	(1,971,555)
	(221,923)	(1,321,540)
Other Comprehensive income:
Foreign currency translation adjustment	(146,640)	(131,209)
Total Stockholders’ Equity	(368,563)	(1,452,749)
Total Liabilities and Stockholders’ Equity	$61,857	$129,598

See Notes to the Financial Statements

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(In US Dollars)

	Year Ended	Year Ended
	November 30	November 30	Inception (July 1, 2003
	2009	2008	to November 30, 2009)
	(Audited)	(Audited)	(Audited)

Revenues	$-	$-	$264 000

Cost of revenue	-	-	-

Gross profit	-	-	264,000

Operating expenses:
Consulting fees - Non cash stock compensation	57,000	69,860	6,213,730
Selling, general and administrative expenses	822,513	782,937	5,516,586

Total operating expenses	879,513	852,797	11,730,316

Operating loss	(879,513)	(852,797)	(11,466,316)

Other income (expense)
Interest expense	(637,102)	(584,223)	(2,206,934)
R&D credit	-	66,006	66,006
Gain (Loss) on investment	-	29,359	(22,614)
Loss on impairment of patent	-	(799,870)	(799,870)
Gain (loss) on legal settlement	(188,271)	381,137	192,866
Gain on return of shares for services not rendered	253,326	32,000	285,326
Gain (loss) on sale of assets	3,290	(28,670)	(25,380)
Loss on settlement for conversion of debenture	(16,656)	-	(16,656)
Debt forgiveness	-	42,501	42,501
Loss on uncollectible advances	-	(20,058)	(20,058)

	(585,413)	(881,818)	(2,504,813)

Net loss	(1,464,926)	(1,734,615)	(13,971,129)

Comprehensive income:
Foreign currency translation adjustment	(15,431)	(32,977)	(146,640)

Comprehensive (loss)	(1,480,357)	(1,767,592)	(14,117,769)

Per share information - basic and fully diluted:
Weighted average shares outstanding - basic and diluted	109,165,872	36,928,242
(Loss) per common share	$-0.01	$-0.05

See Notes to the Financial Statements

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

See Notes to the Financial Statements

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

See Notes to the Financial Statements

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2008 – Continued
(Audited in US Dollars)
					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2006	32,492,621	$32,493	$11,105,358	$(503,625)	$(8,116,986)	$(1,971,555)	$(41,295)	$504,390
Common stock issued for cash	600,000	600	61,400	-	-	-	-	62,000
Common stock issued for services	1,893,836	1,894	236,940	(238,834)	-	-	-	-
Common stock for debentures converted and interest	3,002,453	3,002	597,488					600,490
Amortization of deferred compensation	-	-		672,599	-	-	-	672,599
Record debenture financing and debt discount	-	-	600,848		-	-	-	600,848
Net (loss)	-	-	-	-	(2,654,604)	-		(2,654,604)
Foreign currency translation	-	-	-	-	-	-	(56,937)	(56,937)

Balance November 30, 2007	37,988,910	$37,989	$12,602,034	$(69,860)	$(10,771,590)	$(1,971,555)	$(98,232)	$(271,214)

See Notes to the Financial Statements

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

See Notes to the Financial Statements

Viropro, Inc. and subsidiaries (A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception (July 1, 2003) to November 30, 2009 – Continued
(Audited in US Dollars)					Deficit
					Accumulated
				Deferred	During the		Foreign
	Common Stock		Additional	Stock	Development	Accumulated	Currency
	Shares	Amount	Paid in Capital	Compensation	Stage	Deficit	Translation	Total

Balance November 30, 2008	35,386,160	$35,386	$13,120,834	$-	$(12,506,205)	$(1,971,555)	$(131,209)	$(1,452,749)
Common stock issued for settlement	13,700,000	13,700	212,800					226,500
Common stock canceled	991,632	(992)	(252,335)					(253,327)
Common stock issued for cash	62,500,000	62,500	717, 499					779,999
Common stock for debentures converted and interest	13,661,600	13,662	669, 418					683,080
Common issued for conversion of debenture	31,999,266	31,999	927,979					959,978
Common stock issued for payment of interest	3,616,900	3,617	107,696					111,313
Common stock issued for servicex	5,200,000	5,200	51,800					57,000
Net (loss)					(1,464,926)			(1,464,926)
Foreign currency translation							(15,431)	(15,431)

Balance November 30, 2009 (audited)	165,072,294	$165,072	$15,555,691	$-	$(13,971,131)	$(1,971,555)	$(146,640)	$(368,563)

See Notes to the Financial Statements

Viropro, inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

	Year ended	Year ended	Inception (July 1,
	November 30, 2009	November 30, 2008	2003 to November 30, 2008)
	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net (loss)	(1,464,926)	(1,734,615)	(13,971,131)
Depreciation and amortization	55,542	62,471	324,805
Consulting fees - Non-cash stock compensation	57,000	69,860	6,211,731
Amortization financing costs	77,784	221,085	963,108
Amorization beneficial conversion feature	542,283	279,944	1,110,372
Loss (gain) on sale of assets	(3,290)	28,670	25,380
Loss on uncollectible advances	-	20,058	20,058
Gain on legal settlement	-	(386,387)	(386,387)
Gain on return of shares for services non rendered	(253,326)	(32,000)	(285,326)
Loss on legal settlement	204,928	5,250	210,178
Loss on investment	-	-	51,973
Lost on impairment of patent	-	799,870	799,870
Debt forgiveness	-	(42,501)	(42,501)
Increase in Other receivables	-	1,323	(20,058)
(Increase) in advances	-	-	-
Decrease in Prepaid expenses	(530)	4,930	(4,861)
Decrease in GST taxes	2,429	4,078	-
Decrease in Accounts payable and accrued expenses	58,694	(174,187)	609,663
Decrease in Other payables	-	-	30,648
Increase in Deferred revenue	-	-	-
Net cash (used in) operating activities	(723,412)	(872,151)	(4,352,479)

Cash flows from investing activities:
Investment in minority interest	-	-	(51,973)
Sale of property and equipment	3,340	47,962	51,302
Acquisition of property and equipment	(2,448)	(73,250)	(98,213)
Net cash (used in) investing activities	892	(25,288)	(98,884)

Cash flows from financing activities:
Proceeds from issuance of common shares	700,000	-	2,292,234
Proceeds from legal settlement	-	100	100
Payment of financing costs	-	(93,034)	(93,034)
Payment of convertible debenture	(30,000)	(56,000)	(86,000)
Common stock payable	120,000	50,000	200,000
Proceeds from convertible debentures		992,083	2,339,477
Net cash provided by financing activities	790,000	893,149	4,652,777

Net increase (decrease) in cash	67,480	(4,290)	201,414
Effect of changes in exchange rate	(15,431)	(32,977)	(146,640)

Cash, beginning of period	2,726	39,993	-

Cash, end of period	54,775	2,726	54,775

See Notes to the Financial Statements

Viropro, inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

(In US Dollars)

Supplemental information:
Interest paid	$-	$-	$7,387
Income taxes paid	$-	$-	$-

Non cash investing and financing activities :

Issuance of common stock for conversion of debentures and interest	$1,753,370	$30,000	$2,383,860
Issuance of common stock for patent (3,500,000 shares)	$-	$-	$1,050,000
Gain on legal settlement -cancelation of shares	$253,326	$137,712	$391,038
Gain on legal settlement – debt forgiveness	$-	$248,675	$248,675
Receivable for common stock	$-	$-	$25,000

See Notes to the Financial Statements

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 1: Organization and Basis of Presentation

Viropro, Inc. (formerly known as Food Concepts, Inc.) (the “Company”) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On March 31, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro, Inc. and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company in accordance with the provisions of ASC 915  “Accounting and Reporting for Development Stage Enterprises”. The Company is currently developing a generic version of a biopharmaceutical drug.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Note 2: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $15,942,686 ($1,971,555 and $13,971,131, respectively) including a net loss for the year ended November 30, 2009, in the amount of $1,464,926.

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
November 30, 2009

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.
Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the loans payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 3: Summary of Significant Accounting Policies (continued)

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue is presented net of returns.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of November 30, 2009.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; office and computer equipment – 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Depreciation expense for the years ended November 30, 2009 and 2008 was $320 and $16,278, respectively. In the year ended November 30, 2009, the Company received a total of $3,340 for the sale of all their assets.  The Company recorded a gain of $3,290.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 3: Summary of Significant Accounting Policies (continued)

Long-lived assets and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	November 30,	November 30,
	2009	2008

Net (loss)	$(1,464,926)	$(1,734,615)

Weighted-average common shares
Outstanding (Basic)	109,165,872	36,928,242

Weighted-average common stock
Equivalents
Stock options	1,450,000	1,500,000
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	110,615,872	38,428,242

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 3: Summary of Significant Accounting Policies (continued)

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of November 30, 2009 and for the years ended November 30, 2009 and 2008, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the year ended November 30, 2008 to conform with the November 30, 2009 presentation. These reclassifications had no effect on the net loss for the year ended November 30, 2008.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of November 30, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Fair Value Measurements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 3: Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350-30 was issued, “Determination of the Useful Life of Intangible Assets”. The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 3: Summary of Significant Accounting Policies (continued)

acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40 was issued, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), which supersedes the definition in ASC 605-50 for periods beginning after December 15, 2008. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in accordance with ASC 815-20.

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company believes that ASC 815-40, will not have a material impact on their financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65 was issued, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of all the standards issued for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 15, 2010, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 3: Summary of Significant Accounting Policies (continued)

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 4: Income Taxes

As of November 30, 2009 and 2008, the Company has a net operating loss carry forward of approximately $7,700,000 and $6,397,000, respectively.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2029.  Components of net deferred tax assets, including a valuation allowance, are as follows at November 30:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$2,694,624	$2,181,900
Total deferred tax assets	2,694,624	2,181,900
Less: Valuation Allowance	(2,694,624)	(2,181,900)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2009 and 2008 was approximately $2,694,624 and $2,181,900, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2009 and 2008 and, accordingly, recorded the full valuation allowance.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 4: Income Taxes (continued)

The Company files income tax returns in the United States federal jurisdiction. The Company will file its U.S. federal return for the year ended November 30, 2009.  These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30:

	2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

Note 5: Convertible Debentures

On March 1, 2007, Viropro undertook to issue up to $1,300,000 of convertible debentures. As of May 31, 2007, $1,300,000 was collected and none of the convertible debenture remained available.  The Company has determined the debentures to have a beneficial conversion feature totalling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors had 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price was of $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and have been amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.

From March 1, 2007 to March 1, 2009 investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures totalling $56,000 were settled with cash.

At the maturity date of the debenture, the Company offered to the owners to exchange the debenture for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to buy up $603,000 of debenture, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totalizing $25,000 were settled with $5,000 in cash.  At November 30, 2009 outstanding debentures of $30,000 (four debenture holders) were still unpaid and are in default. There was a loss on conversion of these debentures of $16,666 for the year ended November 30, 2009. The debentures were in default as they were still outstanding past the maturity date. The Company is involved in litigation regarding this outstanding total (See Note 8).

On October 2007, the Company announced an expected US$ 1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of US$ 300,000 related to the US$ 1.5 Million financing was not closed due to unfavorable market conditions.  The Company raised only $70,000 from this first tranche of $300,000.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 5: Convertible debentures (continued)

The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount has been amortized over the life of the loan.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity is November 1, 2009. The beneficial conversion feature was fully amortized as of November 30, 2009. The $70,000 debenture remains outstanding as of November 30, 2009.

On March 3, 2008, Viropro undertook to issue up to $2,000,000 of convertible debentures. Offering of these debentures began on March 3, 2008 and ended December 15, 2008.  A total of $$992,082of convertible debentures has been issued.  The Company has determined the debentures to have a beneficial conversion feature totalling $656,007.  The beneficial conversion feature was valued under the intrinsic value method using the following assumptions: a stock price between $0.02 and $0.07; and an estimated life of 3 years.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price is set at $0.03 per share and the maturity is June 2011.

From February 2009 to August 2009, investors converted $959,943 in private debenture financing into 31,999,266 common shares.  In addition, debentures totalizing $30,000 were settled with cash payments. There is no remaining unamortized beneficial conversion feature remaining on these debentures.

Note 6: Stockholders’ Deficit

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 6: Stockholders’ Deficit (continued)

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

During the period December 2005 through November 2006, the Company issued an aggregate of 9,108,555 shares for services performed totalling $3,032,899.  In January 2006, the Company issued 3,500,000 shares valued at $1,050,000 in exchange for a patent.  During the period December 2005 through November 2006, the Company issued an aggregate of 4,000,997 common shares pursuant to the exemption contained in Regulation S for cash received of $705,588.

During April 2007, 1,937,612 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $387,522 or $0.20 per share.

During May 2007, 557,500 shares were issued for services performed which were valued at their fair market value totalling $105,200.

During May 2007, 203,021 shares were issued for conversion of debentures and payment of interest on the debenture, valued at $40,604 or $0.20 per share.

During July 2007, 1,336,336 shares were issued for services performed, which were valued at their fair market value totalling $133,634.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 6: Stockholders’ Deficit (continued)

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 6: Stockholders’ Deficit (continued)

During December 2008, the Company issued 5,000,000 restricted common shares to Biologics Process Development Inc. pursuant to the exemption contained in Regulation S for cash aggregating $50,000.

During December 2008, the Company issued 750,000 common shares to settle a claim against the company and resulting in a loss on settlement of $22,500.

During February 2009, the Company issued 20,000,000 restricted common shares to Biologics Process Development Inc. pursuant to the exemption contained in Regulation S for cash aggregating $200,000.

During February 2009, 17,173,300 shares were issued for conversion of the First Royalty debenture and payment of interest on the debenture, valued at $801,151 or $0.03 per share.

During February 2009, 16,500 shares were issued for payment of interest on the debenture, valued at $3,300 or $0.20 per share.

During February 2009, 4,200,000 shares were issued for services performed which were valued at their fair market value totalling $42,000.

Also during February 2009, the Company received 966,667 shares that had been granted to one consultant for work that prior management considered had never been performed. The shares were valued at $248,333 and recorded as consulting expense in a prior year. The consultant agreed to return the shares and they were cancelled resulting in a gain in the current period of $248,333.

During March 2009, the Company repurchased convertible debentures issued to Seurecap against issuance of 13,661,600 free trading shares valued at $315,465 or $0,05 per shares. The outstanding balance of the debentures stands, as of November 30, 2009 at $30,000.

In April 2009, the Company issued 500,000 free trading shares to Citivac for services rendered.

In June 2009, the Company issued 2,000,000 free trading shares to Financial Pacific to settle a claim.

In June 2009, the Company issued 8,333,333 restricted shares to Biologics Process Development as conversion of the debenture it had bought from First Royalties.

In July 2009, the Company issued 1,225,000 restricted shares to 9188-5400 Quebec Inc as interest payment on the First Royalties convertible debentures.

In July 2009, the Company issued 9,000,000 shares to Intas Biopharmaceuticals Ltd to convert its $180,000 milestone payment made in September 2007 as equity investment.

In July 2009, the Company issued 37,500,000 restricted shares to Biologics Process Development for cash investments totalling $250,000.

In August 2009, the Company issued 500,000 free trading shares to Immuno Japan as settlement to cancel agreement entered into in 2004.

In August 2009, the Company issued 8,333,333 restricted shares to Biologics Process Development as conversion of the debenture it had bought from First Royalties.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements
November 30, 2009

Note 6: Stockholders’ Deficit (continued)

In September 2009, the Company issued 1,250,000 free trading shares to Financial Pacific to settle a claim against the Company.

In September 2009, the Company issued 400,000 free trading shares to 6143865 Canada Inc. to settle payment of a debt that had matured in March 2009.

In November 2009, the Company issued 500,000 restricted shares to Richard Arcand as payment for services rendered.

Certain detachable stock warrants have been granted related to convertible debentures discussed in

The following table summarizes the Company’s detachable stock warrant activities:

	Number of Warrants	Exercise Price
Balance as of July 1, 2003 (Inception)	-	$-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2003	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2004	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2005	-	-
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2006	3,567,145	0.25
Warrants issued	2,932,855	0.25
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2007	6,500,000	0.25
Warrants issued	-	-
Warrants cancelled/expired	-	-
Warrants exercises	-	-
Balance as of November 30, 2008	6,500,000	0.25
Warrants issued	-	-
Warrants cancelled/expired	6,500,000	0.25
Warrants exercises	-	-
Balance as of November 30, 2009	-	-

Note 7: Commitments and Contingencies

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
November 30, 2009

Note 7: Commitments and Contingencies

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

Note 8: Legal Proceedings

On June 21, 2009, a  holder of a $5,000 Securecap convertible debenture initiated court procedures to collect payment due at maturity on March 31, 2009.  The Company claims this debenture is not binding and declined to pay the outstanding balance of $30,000 presumably owed to four individuals. Proceedings have been suspended by the Court to allow for clarification of request and no further action has been taken.

On July 13, 2009 HKDP, a supplier to Viropro initiated procedures claiming $37,991.95 for an unpaid bill. Management is contesting the procedure arguing a stay of execution was exceeded. Services deemed rendered were prior to 2007.

Note 9: Subsequent Events

As per the Company’s new business plan set forth during the last quarter of 2009, the Company has undertaken to reorganize and acquire from Intas, its subsidiary, Biologics Process Development Inc. Intas will then become a direct shareholder of Viropro Inc. and Viropro will become the public holding company of operational subsidiaries.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 21, 2009, the Company announced it had changed auditors from DeJoya Griffith to Michael Minyard & Co, CP; there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or procedures.

As Minyard & Co, CP resigned in December of the same year, KBL Partners was appointed auditors on December 29, 2009; there were no disagreements on any matter of accounting principles or practices, financi al statement disclosure, or procedures.

Item 9A.  Controls and Procedures

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

As of November 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that as of November 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

During the 2008 fiscal year, we changed several positions in our Company, including a new Chief Financial Officer and a new Vice-President Legal affairs, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We also continue to enhance our financial system with the use of outside consultants. Finally, we expect to incur additional costs in the future as we bring our internal control documentation into compliance with the Sarbanes-Oxley Act (SOX) Section 404.   We cannot at this time estimate how long it will take to complete this process or its ultimate cost.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(A) DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME	AGE	POSITION	LENGTH OF SERVICE
Serge Beausoleil	49	President	From March 1, 2008
Claude Gingras	51	Vice-president	From March 15, 2008
Emilio Binavince	69	Director	From January 17, 2007
Rajiv Datar	53	Director
Neville Chamberlain		Director
Scott M. Brown	56	Director

EXECUTIVE OFFICERS

Set forth below is the name, age and length of service of the Company's Executive Officers:

NAME	AGE	POSITION	LENGTH OF SERVICE
Serge Beausoleil	49	President Chief Executive Officer	From March 1, 2008 to date
Claude Gingras	51	Vice-President, Secretary	From March 15, 2008 to date

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

Dr RAJIV V. DATAR, Ph. D.,  Director

Dr Datar holds a Ph. D in Bioprocess Technology from the Royal Institute of Technology of Stockholm, Sweden and Post-Doctorate in Biochemical Engineering from the Massasuchetts Institute of Technology (MIT). He has graduated as Biochemist / Chemist from the University of Pune, India and has Post-Graduate studies in Chemical Engineering from the University of Manchester, United Kingdom.

With 22 years experience in Biotechnology and Bio-Business in Senior Technical positions at major pharmaceutical concerns as well as Senior Management positions for publicly-traded or startup biotech, Dr Datar brings an impressive and extensive expertise to the Company.

Moreover, Dr Datar has hands-on knowledge and experience of successful conclusion of business deals, collaborations (across institutions, companies and countries), public issues, in-licensing and out-licensing deals, raising capital, positioning and sale of technologies/departments, takeovers and biotech start-ups. Dr Datar is also member of several Advisory / Boards

NEVILLE G. CHAMBERLAIN

Neville G. Chamberlain is the Chief Executive Officer of ITS. Mr. Chamberlain is also the Founder and Chairman of the Board of International Acquisitions Services Inc. (“IAS”). Established in 1978, IAS has originated and placed transactions in excess of $3billion. These activities have included debt and equity placement, syndication and sales of a wide variety of commercial, retail and multifamily residential properties to domestic and offshore investment sources. IAS has also provided consulting services to several large domestic and offshore institutions.

Dr SCOTT M. BROWN, Ph. D., Chief Science Officer

Dr. Brown received his Ph.D. in microbiology from UCLA.  After postdoctoral studies in molecular biology at the University of Colorado, Boulder, he began his career in the biotechnology industry.
Dr. Brown has over 20 years of industrial experience in cloning and expressing heterologous genes in microbial and non-microbial systems as well as protein purification from native and recombinant sources. He has used cell culture systems up to 100 L for insect and mammalian cells and up to 1600 L for yeast. The purification conditions and equipment utilized have matched cell culture in scale.  Dr. Brown has extensive experience scaling purifications using FPLC, BioPilot and BioProcess systems with columns up to 45 cm in diameter.

Prior to his founding Biologics Process Development, Inc. Dr. Brown acted as liaison and biologics technology transfer supervisor between a prior employer and its contract research and manufacturing organizations.  He has been the recipient of two SBIR grants and is the author of several US and European patents in the broad area of drug development and diagnostic biotechnology.

Currently, Dr. Brown is President and CSO of Biologics Process Development

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

Item 11.  Executive Compensation

Except as described below, the Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal year ended November 30, 2009.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

SUMMARY COMPENSATION TABLE

Name and				Long-term
Principal Position	Year	Fees	Bonus	Compensation
Serge Beausoleil	2009	$84,000	2,000,000 common shares	none
President & CEO

Claude Gingras	2009	$60,000	1,000,000 common shares	none
VP and Secretary

Serge Beausoleil	2008	$65,825	none	none
President & CEO

Claude Gingras	2008	$42,800	none	none
VP and Secretary

Jean-Marie Dupuy	2007	$92,492	none	none
President & CEO

Gino Di Iorio	2007	$47,781	none	none
CFO

Jean-Marie Dupuy	2006	$84,350	none	none
President & CEO

Gino Di Iorio	2006	$41,000	none	none
CFO

 Consultants agreements were executed with both executives. Mr. Beausoleil’s remuneration is set at $84,000 CDN or $79,439 US using an exchange rate as of November 30, 2009 of 0.9457 and Mr. Gingras at $60,000 CDN, or $56,742 US using an exchange rate as of November 30, 2008 of 0.9457. Mr. Beausoleil’s agreement came to term on February 28, 2010 and Mr. Gingras on March 14, 2010. Both agreements call for an automatic renewal with a 5% increase in remuneration.

(c) Options/SAR Grants Table

The stock option plan was approved and filed by the board of directors in July 2008.  The plan provides for a a maximum offering price of $0.50 per share.  As at November 30, 2009, there were no options granted to board members and employees and no options were exercised during this past year.

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

(h) Report on Re-pricings of Options/SARs

         None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2009, the number and percentage of the company's Common Shares owned of record and/or beneficially by each person owning more than 5% of such Common Shares, by each Director who owns any shares of the Company and by all officers and directors as a group.

Name	Number of Shares Owned	Percentage Owned
Serge Beausoleil (1)	11,548	3%

(1) Directly or indirectly.  Mr Beausoleil is Director and Officer.

Item 13.  Certain Relationships and Related Transactions And Director Independence.

In 2008, the Company issued a convertible debenture to 9188-5400 Quebec Inc. At the onset, 9188-5400 Quebec Inc was owned by a party unrelated to the Company but in the course of Fiscal 2009, a member of the Board and manager of the Company was granted (no money was exchanged and control was simply granted as former owner was going bankrupt) control of the 9188-5400 Qc Inc. This transaction did not create any conflicts of interest and as all convertible debentures issued to 9188-5400 were repurchased or converted, there is no existing relationship between the parties at this time.

Item 14.  Principal Accounting Fees and Services

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of quarterly financial statements will total $49,000 for the year ended November 30, 2009 and were $44,000 for the year ended November 30, 2008.

(b) Audit-Related Fees

During fiscal 2009 and 2008 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

During fiscal 2009 and 2008 total tax return preparation fees were $0.00 and $0.00 respectively.

(d) All Other Fees

During fiscal 2009 or 2008 we did not incur any other fees.

(e) Audit Committee Pre-approval Policy.  The Board of Directors, acting as the audit committee, annually approves the principal accountants.

PART IV

Item 15.  Exhibits and Financial Statements Schedules

3.           Exhibits

Exhibit No.		Description
*23.1	—	Consent of Independent Registered Public Accounting Firm
*24.1	—	Power of Attorney (contained in signature page)
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viropro, Inc.

Date: March 15, 2010	By:	/s/ Serge Beausoleil
Serge Beausoleil
President and Chief Executive Officer

Date: March 15, 2010	By:	/s/ Claude Gingras
Claude Gingras
Vice President, Finance and Accounting

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Serge Beausoleil and Claude Gingras, or either of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, here ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SERGE BEAUSOLEIL	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2010
Arthur T. Sands, M.D., Ph.D.

/s/ CLAUDE GINGRAS	Vice President, Corporate Affairs (Principal Financial and Accounting Officer)	March 15, 2010
Claude Gingras

/s/ SCOTT M. BROWN	Chief Scientific Officer	March 15, 2010
Dr Scott M. Brown, Ph. D.

/s/ RAJIV DATAR	Director	March 15, 2010
Dr Rajiv Datar, Ph. D

/s/ NEVILLE CHAMBERLAIN	Director	March 15, 2010
Neville Chamberlain

/s/ EMILIO BINAVINCE	Director	March 15, 2010
Emilio Binavince