Form 10-Q
period 2010-03-31
VIROPRO INC
filed 2010-05-14
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
From December 1 to March 31, 2010

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
YES [  ]  NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2010, the number of the Company's shares of par value $.001 common stock outstanding was 168 272 294.

Transitional Small Business Disclosure format (check one):  Yes [X]  No [X]

VIROPRO, INC.
FORM 10-Q
March 31, 2010

VIROPRO, INC.
FORM 10-Q
March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The Company is producing this transition report as it changed its year end from November 30, to December 31. Therefore, this FORM 10-Q covers the transition period from December 1, 2009 to December 31, 2009 plus the information for the three months from January 1, 2010 to March 31, 2010.

The accompanying reviewed financial statements have been prepared in accordance with the instructions to FORM 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended November 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the transition period for the one month ended December 31, 2009 and three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

VIROPRO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND NOVEMBER 30, 2009
(IN US$)

ASSETS

	March 31,	November 30,
	2010	2009
	(unaudited)
CURRENT ASSETS
Cash	$6,056	$54,775
Prepaid expenses	15,435	4,863
Total current assets	21,491	59,638

Property and equipment,
net of accumulated depreciation	2,306	2,219
Total other assets	2,306	2,219

TOTAL ASSETS	$23,797	$61,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$102,865	$130,420
Convertible debentures	100,000	100,000
Liability for stock to be issued	280,231	200,000
Total current liabilities	483,096	430,420

TOTAL LIABILITIES	483,096	430,420

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 1,000,000,000 shares authorized,
168,272,294 and 165,072,294 shares issued and outstanding	168,272	165,072
Additional paid in capital	15,600,491	15,555,691
Deficit accumulated during the development stage	(14,110,593)	(13,971,131)
Accumulated deficit	(1,971,555)	(1,971,555)
Accumulated other comprehensive income (loss)	(145,914)	(146,640)
Total stockholders' equity	(459,299)	(368,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,797	$61,857

VIROPRO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE ONE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (TRANSITION PERIOD) AND
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH MARCH 31, 2010
(IN US $)
					JULY 1, 2003
					(INCEPTION)
	TRANSITION PERIOD - ONE MONTH ENDED		THREE MONTHS ENDED		THROUGH
	DECEMBER 31, 2009	DECEMBER 31, 2008	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010

REVENUE	$-	$-	$-	$-	$264,000

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	264,000

OPERATING EXPENSES
Consulting fees - non cash stock compensation	-	-	48,000	42,000	6,261,730
Selling, general and administrative	47,189	706	43,278	230,324	5,607,055
Total operating expenses	47,189	706	91,278	272,324	11,868,785

NON-OPERATING INCOME (EXPENSE)
Interest expense	(11)	-	(984)	(159,275)	(2,207,929)
R & D credit	-	-	-	-	66,006
Gain (loss) on investment	-	-	-	-	(22,614)
Loss on impairment of patents	-	-	-	-	(799,870)
Gain (loss) on legal settlement	-	7,833	-	(154,588)	192,866
Gain on return of shares for services not rendered	-	-	-	-	285,326
Gain (loss) on sale of assets	-	2,835	-	603	(25,380)
Loss on settlement for conversion of debenture	-	-	-	-	(16,656)
Debt forgiveness	-	-	-	-	42,501
Loss on uncollectable advances	-	-	-	-	(20,058)
Total non-operating expenses	(11)	10,668	(984)	(313,260)	(2,505,808)

NET LOSS	$(47,200)	$9,962	$(92,262)	$(585,584)	$(14,110,593)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	165,072,294	40,508,434	165,872,294	66,647,530

NET LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.01)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Net loss	$(47,200)	$9,962	$(92,262)	$(585,584)
Currency translation adjustments	38	3,565	688	(34,840)

	$(47,162)	$13,527	$(91,574)	$(620,424)

VIROPRO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH MARCH 31, 2010
(IN US$)

					Deficit		Accumulated
					Accumulated		Other
			Additional	Deferred	During the		Comprehensive
	Common Stock		Paid-In	Stock	Development	Accumulated	Income
	Shares	Amount	Capital	Compensation	Stage	Deficit	(Loss)	Total

Balance - July 1, 2003	4,116,974	$4,117	$1,957,308	$-	$-	$(1,971,555)	$-	$(10,130)

Shareholders direct payments for accounts payable	-	-	10,130	-	-	-	-	10,130
Net loss for the period ended November 30, 2003	-	-	-	-	(8,525)	-	-	(8,525)

Balance - November 30, 2003	4,116,974	4,117	1,967,438	-	(8,525)	(1,971,555)	-	(8,525)

Common shares issued for cash	250,000	250	49,750	-	-	-	-	50,000
Common stock subscriptions	-	-	1,190,140	-	-	-	-	1,190,140
Net loss for the year ended November 30, 2004	-	-	-	-	(1,159,543)	-	2,478	(1,157,065)

Balance - November 30, 2004	4,366,974	4,367	3,207,328	-	(1,168,068)	(1,971,555)	2,478	74,550

Issuance of shares subscribed for in 2004	3,834,500	3,834	(3,834)	-	-	-	-	-
Common shares issued for cash	1,415,630	1,416	289,230	-	-	-	-	290,646
Common shares issued for services	6,265,965	6,266	1,744,828	-	-	-	-	1,751,094
Common stock subscriptions - cash	-	-	297,500	-	-	-	-	297,500
Common stock subscriptions - services	-	-	60,000	(60,000)	-	-	-	-
Amortization of deferred compensation	-	-	-	15,000	-	-	-	15,000
Common stock subscription receivable	-	-	25,000	-	-	-	-	25,000
Net loss for the year ended November 30, 2005	-	-	-	-	(2,513,542)	-	(68,795)	(2,582,337)

Balance - November 30, 2005	15,883,069	15,883	5,620,052	(45,000)	(3,681,610)	(1,971,555)	(66,317)	(128,547)

Common shares issued for cash	4,000,997	4,001	701,587	-	-	-	-	705,588
Common shares issued for services	9,108,555	9,109	3,023,790	(503,625)	-	-	-	2,529,274
Common shares issued for patent	3,500,000	3,500	1,046,500	-	-	-	-	1,050,000
Amortization of deferred compensation	-	-	-	45,000	-	-	-	45,000
Record debenture financing and debt discount	-	-	713,429	-	-	-	-	713,429
Net loss for the year ended November 30, 2006	-	-	-	-	(4,435,376)	-	25,022	(4,410,354)

Balance - November 30, 2006	32,492,621	32,493	11,105,358	(503,625)	(8,116,986)	(1,971,555)	(41,295)	504,390

Common shares issued for cash	600,000	600	61,400	-	-	-	-	62,000
Common shares issued for services	1,893,836	1,894	236,940	(238,834)	-	-	-	-
Common shares issued for converted debentures and interest	3,002,453	3,002	597,488	-	-	-	-	600,490
Amortization of deferred compensation	-	-	-	672,599	-	-	-	672,599
Record debenture financing and debt discount	-	-	600,848	-	-	-	-	600,848
Net loss for the year ended November 30, 2007	-	-	-	-	(2,654,604)	-	(56,937)	(2,711,541)

Balance - November 30, 2007	37,988,910	37,989	12,602,034	(69,860)	(10,771,590)	(1,971,555)	(98,232)	(271,214)

Common shares issued for settlement	3,725,000	3,725	39,200	-	-	-	-	42,925
Common stock cancelled	(3,727,750)	(3,728)	(209,009)	-	-	-	-	(212,737)
Common stock cancelled - Immuno Japan	(2,750,000)	(2,750)	2,750	-	-	-	-	-
Common shares issued for converted debentures and interest	150,000	150	29,850	-	-	-	-	30,000
Amortization of deferred compensation	-	-	-	69,860	-	-	-	69,860
Record debenture financing and debt discount	-	-	656,009	-	-	-	-	656,009
Net loss for the year ended November 30, 2008	-	-	-	-	(1,734,615)	-	(32,977)	(1,767,592)

Balance - November 30, 2008	35,386,160	35,386	13,120,834	-	(12,506,205)	(1,971,555)	(131,209)	(1,452,749)

Common shares issued for settlement	13,700,000	13,700	212,800	-	-	-	-	226,500
Common stock cancelled	(991,632)	(992)	(252,335)	-	-	-	-	(253,327)
Common shares issued for cash	62,500,000	62,500	717,499	-	-	-	-	779,999
Common shares issued for converted debentures and interest	45,660,866	45,661	1,597,397	-	-	-	-	1,643,058
Common shares issued for payment of interest	3,616,900	3,617	107,696	-	-	-	-	111,313
Common shares issued for services	5,200,000	5,200	51,800	-	-	-	-	57,000
Net loss for the year ended November 30, 2009	-	-	-	-	(1,464,926)	-	(15,431)	(1,480,357)

Balance - November 30, 2009	165,072,294	165,072	15,555,691	-	(13,971,131)	(1,971,555)	(146,640)	(368,563)

Net loss for the transition period ended December 31, 2009	-	-	-	-	(47,200)	-	38	(47,162)

Balance - December 31, 2009	165,072,294	165,072	15,555,691	-	(14,018,331)	(1,971,555)	(146,602)	(415,725)

Common shares issued for services	3,200,000	3,200	44,800	-	-	-	-	48,000
Net loss for the period ended March 31, 2010	-	-	-	-	(92,262)	-	688	(91,574)

Balance - March 31, 2010	168,272,294	$168,272	$15,600,491	$-	$(14,110,593)	$(1,971,555)	$(145,914)	$(459,299)

VIROPRO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE ONE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (TRANSITION PERIOD) AND
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH MARCH 31, 2010
(IN US $)

					JULY 1, 2003
					(INCEPTION)
	TRANSITION PERIOD -ONE MONTH ENDED		THREE MONTHS ENDED		THROUGH
	DECEMBER 31, 2009	DECEMBER 31, 2008	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,200)	$9,962	$(92,262)	$(585,584)	$(14,110,593)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	-	-	-	-	324,805
Consulting fees - non cash stock compensation	-	-	48,000	42,000	6,259,731
Amortization - financing costs	-	-	-	51,389	963,108
Amortization - beneficial conversion feature	-	-	-	83,413	1,110,372
(Gain) loss on sale of assets	-	(2,835)	-	(603)	25,380
Loss on uncollectable advances	-	-	-	-	20,058
(Gain) on legal settlement	-	(7,833)	-	154,588	(386,387)
(Gain) on return of shares fro services not rendered	-	-	-	-	(285,326)
Loss on legal settlement	-	-	-	-	210,178
Loss on investment	-	-	-	-	51,973
Loss on impairment of patent	-	-	-	-	799,870
Debt forgiveness	-	-	-	-	(42,501)

Change in assets and liabilities
(Increase) decrease in other receivables and payables	-	-	-	-	10,590
(Increase) decrease in prepaid expenses	(22)	(2,827)	(10,551)	7,159	(15,434)
(Increase) decrease in taxes	-	2,429	-	-	-
Increase (decrease) in accounts payable and accrued expenses	19,281	(6,894)	(46,836)	117,254	582,108
Total adjustments	19,259	(17,960)	(9,387)	455,200	9,628,525
Net cash provided by (used in) operating activities	(27,941)	(7,998)	(101,649)	(130,384)	(4,482,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	-	-	-	(51,973)
Sale of property and equipment	-	2,835	-	603	51,302
Purchase of property and equipment	-	-	-	(2,470)	(98,213)
Net cash provided by (used in) investing activities	-	2,835	-	(1,867)	(98,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	-	250,000	2,292,234
Proceeds from convertible debentures	-	-	-	-	2,339,477
Repayment of convertible debentures	-	-	-	-	(86,000)
Proceeds received for stock to be issued	-	-	80,231	(80,000)	280,231
Proceeds received from legal settlement	-	-	-	-	100
Payment of financing costs	-	-	-	-	(93,034)
Net cash provided by (used in) financing activities	-	-	80,231	170,000	4,733,008

Effect of exchange rate on cash flows	(7,471)	3,565	8,111	(35,055)	(146,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,412)	(1,598)	(13,307)	2,694	6,056

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,775	2,726	19,363	1,128	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,363	$1,128	$6,056	$3,822	$6,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 1: Organization and Basis of Presentation

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the November 30, 2009 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 1: Organization and Basis of Presentation (continued)

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

Transition Period

On March 4, 2010, the Company changed its year end from November 30 to December 31. The current financial statements therefore incorporate the Statements of Operations and Statements of Cash Flow for the one month transition period ended December 31, 2009 and the three months ended March 31, 2010 reflecting the first quarter of 201 as well as the comparative one month ended December 31, 2008 and three months ended March 31, 2009.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 2: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The aggregate accumulated deficit and accumulated deficit during the development stage of the Company is $16,082,148 ($1,971,555 and $14,110,593, respectively) including a net loss for the three months ended March 31, 2010 and 2009, in the amount of $92,262 and $585,584, respectively.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

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

 Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of March 31, 2010.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

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

Depreciation expense for the one month ended December 31, 2009 and 2008 and the three months ended March, 2010 and 2009 was nil.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2010	2009

Net (loss)	$(92,262)	$(585,584)

Weighted-average common shares Outstanding (Basic)	165,872,294	66,647,530

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares Outstanding (Diluted)	165,872,294	66,647,530

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of March 31, 2010, the Company operates in only one segment and in only one geographical location.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the one month ended December 31, 2008 and three months ended March 31, 2009 to conform with the December 31, 2009 and March 31, 2010 presentation. These reclassifications had no effect on the net loss for the periods ended December 31, 2009 and March 31, 2010, respectively.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not”  approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

In April 2008, ASC 350-30 was issued, “Determination of the Useful Life of Intangible Assets”. The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through May 14, 2010, the date the financial statements were issued.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3: Summary of Significant Accounting Policies (continued)

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 4: Income Taxes

As of March 31, 2010, the Company has a net operating loss carry forward of approximately $7,850,000 ..  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2030.  Components of net deferred tax assets, including a valuation allowance, are as follows:

Deferred tax assets:
Net operating loss carryforward	$2,670,000
Total deferred tax assets	2,670,000
Less: Valuation Allowance	(2,670,000)

Net Deferred Tax Assets	$-

The valuation allowance for deferred tax assets as of March 31, 2010 was approximately $2,670,000.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2010 and, accordingly, recorded the full valuation allowance.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 4: Income Taxes (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31:

	2010	2009

Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

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

At the maturity date of the debenture, the Company offered to the owners to exchange the debenture for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to buy up $603,000 of debenture, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totalizing $25,000 were settled with $5,000 in cash.  At March 31, 2010 outstanding debentures of $30,000 (four debenture holders) were still unpaid and are in default.

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 5: Convertible Debentures (continued)

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

The Company has determined the debentures to have a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount has been amortized over the life of the loan.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity is November 1, 2009. The beneficial conversion feature was fully amortized as of November 30, 2009. The $70,000 debenture remains outstanding as of March 31, 2010.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 6: Stockholders’ Deficit (continued)

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 6: Stockholders’ Deficit (continued)

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

On April 1, 2008, a holder of the Company’s convertible debentures agreed in writing to convert their debentures into restricted shares of the Company’s common stock.  The Company hereby converted $30,000 of principle on the debentures in exchange for the issuance of 150,000 shares of common stock.

In 2006, the Company asserted a counter-claim (Case No. 2:06-cv-00739-RCJ-RJJ) seeking the return and cancellation of 6,800,000 million shares of Viropro that it felt were improperly issued.  On April 16, 2008, the Company settled with various individuals resulting in the following change in equity:  (See Note 8: Legal Proceedings for additional detail).

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 6: Stockholders’ Deficit (continued)

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 6: Stockholders’ Deficit (continued)

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 6: Stockholders’ Deficit (continued)

In November 2009, the Company issued 500,000 restricted shares to Richard Arcand as payment for services rendered.

In March 2010, 3,200,000 shares were issued for services, valued at $48,000 or $0.015 per share.

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

Viropro, Inc. and subsidiaries
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 8: Legal Proceedings (continued)

On July 13, 2009 HKDP, a supplier to Viropro initiated procedures claiming $37,991.95 for an unpaid bill. Management is contesting the procedure arguing a stay of execution was exceeded. Services deemed rendered were prior to 2007.

Note 9: Subsequent Events

On April 14, the Company announced it had completed the acquisition of Biologics Process Development Inc. (“BPD”)  against issuance of 90,000,000 common shares to Intas Biopharmaceutics to own 100% of the outstanding shares of BPD.

On April 26, the Company announced it had initiated discussions with Intas Biopharnaceuticals to purchase assets that would complement its CRAMS offer.

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

Overview

Viropro, Inc. conducts operations through its subsidiaries, Viropro International Inc. ("VPRI") and, since April 14, 2010, Biologics Process Development Inc. of San Diego CA ("BPD"), and specializes in the transfer of its technologies for industrial production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis or multiple sclerosis.  The company’s principal objective is to provide manufacturing process technology transfers to biotech and pharmaceutical companies in global markets with unmet medical needs.

Viropro enjoys close working relations with some of the leading biotech research institutes in North America, one of which, for example, is the Biotech Research Institute (BRI) in Montreal, Canada, a constituent of the National Research Council of Canada.  Viropro has licensed from BRI a high-efficiency expression system platform for antibody production.

Since April 14, 2010, Intas Biopharmaceuticals Ltd. (IBPL), of India, is the controlling shareholder of Viropro Inc.  IBPL is one of India’s leading biotechnology companies, with a “Products” business and a “Contract Services” business.  It is the only biotech company in India that has an EMEA-approved cGMP biologics facility and has brought four biopharmaceuticals to the market in as many years.

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

Viropro strategic plan aims to develop into a premier Biotechnology Contract Research and Manufacturing Services (CRAM) company, within a five year timeframe.  The intention is to have the operating subsidiaries VPRI /BPD field key services using modern biotechnology principles in the area of biologics process development and cGMP based biologics contract manufacturing.

Viropro believes that the fundamentals of the biotech industry, from a US perspective, continue to be strong (in spite of the recent financial bottleneck) for the following reasons:

•           The biotech industry has had more than twenty-five years of building the necessary infrastructure for sustained growth.

•           Over $692M flowed into early-stage biopharma, diagnostic and device companies in May and over $2.5B thus far in 2009 and 2010.

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

Viropro's analysis of the US biotech market is summarized below from the perspective of opportunities for Indo-US Biotech companies.  The availability of highly skilled, but low-cost scientific manpower in India-a situation not too different from the niche carved out by Indian software companies-provides the following avenues:

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

In the course of FY 2009, the company's business model was redesigned so Viropro Inc. would become the holding company with operating subsidiaries being Viropro International and Biologics Process Development Inc. Thus the prior transaction giving control to BPD was cancelled and all shares previously issued to BPD were issued to Intas, making Intas the direct controlling shareholder of Viropro Inc.

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

Viropro is focused on the development and transfer of “in licensing”  leading technological processes for the manufacturing of high quality bio-pharmaceuticals. The business strategy being developed since 2005 is to target emerging, un-served markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The main markets that Viropro has focused on are South America,  and Asia (mainly India).

Administrative overhead

The Company plans to maintain low administrative and overhead costs that will ensure the funds are available for the development activities and accordingly create the maximum value for its shareholders. Research and Development work will be subcontracted to BRI, to university laboratories for experimental studies or to specialized companies for GMP manufacturing, toxicology and clinical studies. Selecting the optimal research and development work structure between Viropro International, Intas and BPD will minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.

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

First quarter events

On March 4, 2010, the Company issued a current report item on form 8-K that it was changing its year end from November 30 to December 31. Purpose of this change is to accommodate consolidation of financial statements with Biologics Process Development Inc. and other targeted companies.

Subsequent events

On April 14, the Company announced it had completed the acquisition of Biologics Process Development Inc. (“BPD”)  Viropro Inc has acquired BPD against issuance of 90,000,000 common shares to Intas Biopharmaceutics to own 100% of the outstanding shares of BPD.

BPD, located in Poway, CA, has been providing contract laboratory services to the biotechnology and biopharmaceutical industries for more than a decade.  The range of services includes molecular biology, cell culture, fermentation, protein purification, frozen storage, contract manufacturing, process scale-up and consulting services.  BPD has an impressive list of clients that range from university laboratories to well-known biotechnology and biopharmaceutical companies.

Back in December 2008, BPD had signed a letter of interest to acquire Viropro Inc. At that time, BPD was a subsidiary of Intas Biopharmaceutics. Through 2009, BPD acquired 79,250,000 shares of Viropro against payments totalling 1,085M$. These shares are now transferred back to Intas and assignees so the new business plan set forth at the end of 2009 can be implemented. This business plan calls for Viropro to act as the holding company of operating subsidiaries in the field of Contractual Research and Manufacturing Services (CRAMS).

Results of Operations

One Month Ended December 31, 2010 and December 31, 2009

During the one month period ended December 31, 2010 and December 31, 2009, the Company had no operating revenues and thus there was no gross profit for either period. This resulted in the Company incurring net losses of $47,200 for 2010 compared to a profit of $9,962 for 2009 arising from the recognition of gains from settlements.

Three Months Ended March 31, 2010 and March 31, 2009.

Revenues and Operating Loss

Material Changes In Financial Condition, Longevity And Capital Resources

As of March 31, 2010, the Company had a working capital deficiency of $461,605 and $6,056 in cash. Management believes these funds on hand are inadequate to cover the next 12 months of operations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and VP Corporate Affairs, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and VP Corporate Affairs concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

VIROPRO, INC.
FORM 10-Q
March 31, 2010

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

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2010 the Company issued 3,200,000 free trading common shares to Camsim Minas SA de CV as payment for consulting services.

Item 3.  Defaults Upon Senior Securities.

There are no defaults upon Senior Securities.

The Convertible Debenture issued on March 1, 2007 came to maturity on March 1, 2009. Whereas all but $55,000 of this debenture was converted, this amount remains outstanding and is payable to the holders, however, this is not a senior security. ..

Item  4.  Submission of Matters to a Vote of Security-Holders.

None.

Item  5.  Other Information.

None.

Item  6.  Exhibits

Exhibit
Number	Title of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

 /s/ Serge Beausoleil
_____________________________________________
Serge Beausoleil, President & CEO

Dated:   May 14, 2010