Form 10-Q
period 2010-06-30
VIROPRO INC
filed 2011-08-31
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number:  333-06718

VIROPRO, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3124057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4199 Campus Drive, Suite 550, Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

(949) 783-6573
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.

Yes ☐                      No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑

As of June 30, 2010, the number of the Company's shares of par value $.001 common stock outstanding was 297,951,761.

VIROPRO, INC.
FORM 10-Q
June 30, 2010

VIROPRO, INC.
FORM 10-Q
June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed financial statements have been prepared in accordance with the instructions to FORM 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended November 30, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the one month transition period ended December 31, 2009 and seven months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND NOVEMBER 30, 2009
(IN US$)

ASSETS

	June 30,	November 30,
	2010	2009
	(unaudited)

CURRENT ASSETS
Cash	$14,261	$54,775
Accounts receivable	148,691	-
Prepaid expenses	3,057	4,863
Total current assets	166,009	59,638

Property and equipment,
net of accumulated depreciation	75,953	2,219
Total fixed assets	75,953	2,219

Security deposits	5,593	-
Goodwill	1,877,479
Total other assets	1,883,072	-

TOTAL ASSETS	$2,125,034	$61,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$256,315	$130,420
Convertible debentures	100,000	100,000
Convertible promissory note	35,000	-
Notes payable - related parties	73,556	-
Liability for stock to be issued	-	200,000
Total current liabilities	464,871	430,420

TOTAL LIABILITIES	464,871	430,420

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,000,000,000 shares authorized,
270,522,294 and 165,072,294 shares issued and outstanding	270,522	165,072
Additional paid in capital	18,453,241	15,555,691
Deficit accumulated during the development stage	-	(13,971,131)
Accumulated deficit	(16,700,786)	(1,971,555)
Accumulated other comprehensive income (loss)	(362,814)	(146,640)
Total stockholders' equity	1,660,163	(368,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,125,034	$61,857

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND
THE ONE MONTH ENDED DECEMBER 31, 2009 AND 2008 (TRANSITION PERIOD)
(IN US$)

	TRANSITION PERIOD - ONE MONTH ENDED		THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009

REVENUE	$-	$-	$221,429	$-	$221,429	$-

COST OF REVENUES	-	-	-	-	-	-

GROSS PROFIT	-	-	221,429	-	221,429	-

OPERATING EXPENSES
Consulting fees - non cash stock compensation	-	-	68,895	1,667	116,895	43,667
Selling, general and administrative	47,189	706	759,273	49,672	802,551	279,996
Total operating expenses	47,189	706	828,168	51,339	919,446	323,663

NON-OPERATING INCOME (EXPENSE)
Interest expense	(11)	-	(11,899)	(84,898)	(12,883)	(244,173)
R & D credit	-	-	-	-	-	-
Gain (loss) on investment	-	-	-	-	-	-
Loss on impairment of patents	-	-	-	-	-	-
Gain (loss) on legal settlement	-	7,833	-	145,171	-	(9,417)
Gain on return of shares for services not rendered	-	-	-	253,326	-	253,326
Gain (loss) on sale of assets	-	2,835	-	2,603	-	3,206
Loss on settlement for conversion of debenture	-	-	-	(753,285)	-	(753,285)
Debt forgiveness	-	-	-	-	-	-
Loss on uncollectable advances	-	-	-	-	-	-
Total non-operating expenses	(11)	10,668	(11,899)	(437,083)	(12,883)	(750,343)

NET LOSS	$(47,200)	$9,962	$(618,638)	$(488,422)	$(710,900)	$(1,074,006)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	165,072,294	40,508,434	235,428,887	95,545,368	201,423,683	72,070,881

NET LOSS PER SHARE	$0.00	$0.00	$(0.00)	$0.00	$(0.00)	$0.00

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(47,200)	$9,962	$(618,638)	$(488,422)	$(710,900)	$(1,074,006)
Currency translation adjustments	38	3,565	421,958	3,565	422,646	(1,956)
	$(47,162)	$13,527	$(196,680)	$(484,857)	$(288,254)	$(1,075,962)

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH JUNE 30, 2010
(IN US$)

					Deficit		Accumulated
					Accumulated		Other
			Additional	Deferred	During the		Comprehensive
	COMMON STOCK		Paid-In	Stock	Development	Accumulated	Income
	Shares	Amount	Capital	Compensation	Stage	Deficit	(Loss)	Total

Balance - July 1, 2003	4,116,974	$4,117	$1,957,308	$-	-	(1,971,555)	-	$(10,130)

Shareholders direct payments for accounts payable	-	-	10,130	-	-	-	-	10,130
Net loss for the period ended November 30, 2003	-	-	-	-	(8,525)	-	-	(8,525)

Balance - November 30, 2003	4,116,974	4,117	1,967,438	-	(8,525)	(1,971,555)	-	(8,525)

Common shares issued for cash	250,000	250	49,750	-	-	-	-	50,000
Common stock subscriptions	-	-	1,190,140	-	-	-	-	1,190,140
Net loss for the year ended November 20, 2004	-	-	-	-	(1,159,543)	-	2,478	(1,157,065)

Balance - November 30, 2004	4,366,974	4,367	3,207,328	-	(1,168,068)	(1,971,555)	2,478	74,550

Issuance of shares subscribed for in 2004	3,834,500	3,834	(3,834)	-	-	-	-	-
Common shares issued for cash	1,415,630	1,416	289,230	-	-	-	-	290,646
Common shares issued for services	6,265,965	6,266	1,744,828	-	-	-	-	1,751,094
Common stock subcriptions - cash	-	-	297,500	-	-	-	-	297,500
Common stock subcriptions - services	-	-	60,000	(60,000)	-	-	-	-
Amortization of deferred compensation	-	-	-	15,000	-	-	-	15,000
Common stock subscriptions receivable	-	-	25,000	-	-	-	-	25,000
Net loss for the year ended November 30, 2005	-	-	-	-	(2,513,542)	-	(68,795)	(2,582,337)

Balance - November 30, 2005	15,883,069	15,883	5,620,052	(45,000)	(3,681,610)	(1,971,555)	(66,317)	(128,547)

Common shares issued for cash	4,000,997	4,001	701,587	-	-	-	-	705,588
Common shares issued for services	9,108,555	9,109	3,023,790	(503,625)	-	-	-	2,529,274
Common shares issued for patent	3,500,000	3,500	1,046,500	-	-	-	-	1,050,000
Amortization of deferred compensation	-	-	-	45,000	-	-	-	45,000
Record debenture financing and debt discount	-	-	713,429	-	-	-	-	713,429
Net loss for the year ended November 30, 2006	-	-	-	-	(4,435,376)	-	25,022	(4,410,354)

Balance - November 30, 2006	32,492,621	32,493	11,105,358	(503,625)	(8,116,986)	(1,971,555)	(41,295)	504,390

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH JUNE 30, 2010
(IN US$)
(CONTINUED FROM PRECEDING PAGE (P.6))

Common shares issued for cash	600,000	600	61,400	-	-	-	-	62,000
Common sharres issued for services	1,893,836	1,894	236,940	(238,834)	-	-	-	-
Common shares issued for converted debentures and interest	3,002,453	3,002	597,488	-	-	-	-	600,490
Amortization of deferred compensation	-	-	-	672,599	-	-	-	672,599
Record debenture financing and debt discount	-	-	600,848	-	-	-	-	600,848
Net loss for the year ended November 30, 2007	-	-	-	-	(2,654,604)	-	(56,937)	(2,711,541)

Balance - November 30, 2007	5,496,289	5,496	1,496,676	433,765	(2,654,604)	-	(56,937)	(775,604)

Common shares issued for settlement	3,725,000	3,725	39,200	-	-	-	-	42,925
Common stock cancelled	(3,727,750)	(3,728)	(209,009)	-	-	-	-	(212,737)
Common stock cancelled - Immuno Japan	(2,750,000)	(2,750)	2,750	-	-	-	-	-
Common shares issued for converted debentures and interest	150,000	150	29,850	-	-	-	-	30,000
Amortization of deferred compensation	-	-	-	69,860	-	-	-	69,860
Record debenture financing and debt discount	-	-	656,009	-	-	-	-	656,009
Net loss for the year ended November 30, 2008	-	-	-	-	(1,734,615)	-	(32,977)	(1,767,592)

Balamce - November 30, 2008	2,893,539	2,893	2,015,476	503,625	(4,389,219)	-	(89,914)	(1,957,139)

Common shares issued for settlement	13,700,000	13,700	212,800	-	-	-	-	226,500
Common stock cancelled	(991,632)	(992)	(252,335)	-	-	-	-	(253,327)
Common shares issued for cash	62,500,000	62,500	717,499	-	-	-	-	779,999
Common shares issued for converted debentures and interest	45,660,866	45,661	1,597,397	-	-	-	-	1,643,058
Common shares issued for payment of interest	3,616,900	3,617	107,696	-	-	-	-	111,313
Common shares issued for services	5,200,000	5,200	51,800	-	-	-	-	57,000
Net loss for the year ended November 30, 2009	-	-	-	-	(1,464,926)	-	(15,431)	(1,480,357)

Balance - November 30, 2009	132,579,673	132,579	4,450,333	503,625	(5,854,145)	-	(105,345)	(872,953)

Net loss for the transition period ended December 31, 2009	-	-	-	-	(47,200)	-	38	(47,162)

Balance - December 31, 2009	132,579,673	132,579	4,450,333	503,625	(5,901,345)	-	(105,307)	(920,115)

Common shares issued for services	7,700,000	7,700	62,800	-	-	-	-	70,500
Issue shares for purchase of subsidiary	97,750,000	97,750	2,834,750	-	-	-	-	2,932,500
Emergence from development stage	-	-	-	-	14,018,331	(14,018,331)		-
Net loss for the period ended June 30, 2010	-	-	-	-	-	(710,900)	(216,212)	(927,112)

Balance - June 30, 2010	238,029,673	$238,029	$7,347,883	$503,625	$8,116,986	$(14,729,231)	$(321,519)	$1,155,773

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE ONE MONTH ENDED DECEMBER 31, 2009 AND 2008 (TRANSITION PERIOD)
(IN US$)

	TRANSITION PERIOD - ONE MONTH ENDED		SIX MONTHS ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008	JUNE 30, 2010	JUNE 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,200)	$9,962	$(710,900)	$(585,584)

Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation and amortization expense	-	-	9,223	-
Consulting fees - non cash stock compensation	-	-	70,500	42,000
Amortization - financing costs	-	-	-	51,389
Amortization - beneficial conversion features	-	-	-	83,413
(Gain) loss on sale of assets	-	(2,835)	-	(603)
Loss on uncollectible advances	-	-	-	-
(Gain) loss on legal settlement	-	(7,833)	-	154,588

Change in assets and liabilities
(Increase) decrease in accounts receivable			(81,595)
(Increase) decrease in other recievables and payables	-	-	-	-
(Increase) decrease in prepaid expenses	(22)	(2,827)	(37,757)	7,159
(Increase) decrease in taxes	-	2,429	-	-
Increase (decrease) in accounts payable and accrued expenses	19,281	(6,894)	(18,442)	117,254
Total adjustments	19,259	(17,960)	(58,071)	455,200
Net cash (used in) operating activities	(27,941)	(7,998)	(768,971)	(130,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	2,835	-	603
Purchase of property and equipment	-	-	-	(2,470)
Net cash provided by (used in) investing activities	-	2,835	-	(1,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	-	250,000
Proceeds from convertible promissory note	-	-	35,000	-
Advance from Intas	-	-	170,000	-
Proceeds from notes payable - related parties	-	-	25	-
Proceeds received for stock to be issued	-	-	-	(80,000)
Net cash provided by financing activities	-	-	205,025	170,000

Effect of exchange rate on cash flows	(7,471)	3,565	558,844	(35,055)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,412)	(1,598)	(5,102)	2,694

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,775	2,726	19,363	1,128

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,363	$1,128	$14,261	$3,822

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VIROPRO, INC. (formerly known as Food Concepts, Inc.) (“VIROPRO” or the “Company”) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On June 30, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. VIROPRO and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased operating during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company in accordance with the provisions of ASC 915  “Accounting and Reporting for Development Stage Enterprises”. The Company is currently developing a generic version of a biopharmaceutical drug. On April 1, 2011, with the acquisition of Biologics Process Development Inc. of Poway, California (“BPD”), the Company emerged from the development stage as it is now in the biotech consulting and lab services business.

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

The Company has experienced significant losses from operations. The accumulated deficit of the Company as of June 30, 2010 is $16,700,786. As of April 1, 2010, the Company acquired 100 % BPD. Income generated from this subsidiary is consolidated into the Company and as a result, the Company emerged from the development stage.

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

Notes to Financial Statements
June 30, 2010

Note 3: Goodwill

On April 14, effective April 1, 2010, the Company acquired Biologics Process Development Inc. of Poway for a total consideration of $2,932,500 and in so doing recorded $1,877,479 in goodwill.

Note 4: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Income

The Company adopted ASC 220-10, Reporting Comprehensive Income, (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

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

Revenue Recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company generates revenues from consulting services as well as lab services they perform. They generally bill for these services at the end of each month or in accordance with the individual arrangements with their customers. All revenue recognized is for services that have been rendered, and the Company does not pre-bill for any services.

Notes to Financial Statements
June 30, 2010

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of June 30, 2010.

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

Depreciation expense for the one month ended December 31, 2009 and 2008 was nil as the seven months ended June, 2010 was $9,223 against nil for six months 2009.

Long-lived assets and fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

Notes to Financial Statements
June 30, 2010

The following is a reconciliation of the computation for basic and diluted EPS:
	June 30,	June 30,
	2010	2009

Net (loss)	$(710,900)	$(1,074,006)

Weighted-average common shares Outstanding (Basic)	201,423,683	72,070,881

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares Outstanding (Diluted)	201,423,683	72,070,881

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behaviour as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.

The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.
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

Notes to Financial Statements
June 30, 2010

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

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350-30 was issued, Determination of the Useful Life of Intangible Assets. The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40 was issued, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“ASC 815-40”), which supersedes the definition in ASC 605-50 for periods beginning after December 15, 2008. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in accordance with ASC 815-20.

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company believes that ASC 815-40, will not have a material impact on their financial position, results of operations and cash flows.

Notes to Financial Statements
June 30, 2010

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

Note 5: Property and Equipment

Equipment as of June 30, 2010 (unaudited) and November 30, 2009 were as follows:

Estimated Useful Lives
	Years	June 30, 2010	December 31, 2010
Computer Equipment	3-5	$85,176	-
Less : Accumulated Depreciation		(9,223)	(-)
Equipment, net		$75,953	-

There was $9,223 and $0 charged to operations for depreciation expense for the period ended June 30, 2010 and year ended November 30, 2009, respectively.

Note 6: Income Taxes

As of June 30, 2010, the Company has a net operating loss carry forward of approximately $8,469,000  .  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2030.  Components of net deferred tax assets, including a valuation allowance, are as follows:

2010
Deferred tax assets:
Net operating loss carryforward	$2,879,460
Total deferred tax assets	2,879,460
Less: Valuation Allowance	(2,879,460)

Net Deferred Tax Assets	$-

Notes to Financial Statements
June 30, 2010

The valuation allowance for deferred tax assets as of June 30, 2010 was approximately $2,879,460.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2010 and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2010	2009

Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

Note 7: Convertible Debentures

In early 2007, Viropro issued up to $1,300,000 of convertible debentures. The debentures had a beneficial conversion feature totaling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors had 3 years from March 1, 2006 to exercise 6,500,000 warrants.

The warrant strike price was of $0.25 per share of restricted stock.  The Company has determined the warrants to have a value of $838,587 which has been reflected as a financing cost and amortized over the life of the loans.  The warrants were valued under the Black-Scholes option pricing model.

From March 1, 2007 to March 1, 2009 investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures totaling $56,000 were settled with cash.

At the maturity date of the debentures, the Company offered to the owners to exchange the debentures for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to convert $603,000 of debentures, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totaling $25,000 were settled with $5,000 in cash.  At June 30, 2010 outstanding debentures of $30,000 relating to four debenture holders were still unpaid and are in default.The Company is involved in litigation regarding this outstanding total (See Note 8).

On October 2007, the Company announced an expected $1.5 million financing.  On December 21, 2007, the Company informed its stockholders that the first tranche of $300,000 relating to the $1.5 Million financing was not closed due to unfavorable market conditions.  The Company raised only $70,000 from this first tranche of $300,000.

The Company has determined the $70,000 debenture has a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount has been amortized over the life of the loan.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity is November 1, 2009. The beneficial conversion feature was fully amortized as of November 30, 2009. The $70,000 debenture remains outstanding as of June 30, 2010.

Notes to Financial Statements
June 30, 2010

Note 8: Convertible Promissory Note

On June 14, 2010, the Company issued a $35,000, 8% Convertible Promissory Note to Asher Enterprises, Inc. The Convertible Promissory Note matures on March 16, 2011. The Convertible Promissory Note converts into shares of common stock at 58% of the 10 day average trading price of the common stock on the date of conversion. The note was converted on July 27, 2010. There was no change in the value of the common stock from date of issuance of the Convertible Promissory Note through June 30, 2010. There is no discount associated with this note. The $35,000 remained outstanding as of June 30, 2010.

Note 9: Notes Payable – Related Parties

The Company consolidated a $60,000 note payable to Dr. Scott Brown, founder of BPD and currently Chief Science Officer of the Company.  The note  and is non-interest bearing and due on demand. The amount is included in current liabilities on the consolidated balance sheet at June 30, 2010.

The Company has also been advanced $13,556 from Jeff Hale, an officer of  the Company, through June 30, 2010. The advance is also non-interest bearing and due on demand. This advance is included in current liabilities on the consolidated balance sheet at June 30, 2010.

Note 10: Stockholders’ Deficit

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

During February 2005, the Company issued 493,200 common shares pursuant to the exemption contained in Regulation S for cash received in the aggregate amount of $105,660. In conjunction with this offering the Company also issued 741,400 warrants to purchase common shares at $0.25 per share and 50,000 warrants to purchase common shares at $0.35 per share. The warrants expire in February 2007.

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

During the period from February to May 2005, the Company issued 922,430 common shares pursuant to the exemption contained in Regulation S for cash received aggregating $184,986. In conjunction with this offering the Company issued 543,930 warrants to purchase common shares at $0.25 per share. The warrants expired in 2007.

During June 2005, the Company issued 1,245,000 common shares for services performed. The shares were valued at their fair market value of $361,050 which was charged to operations during the year.

Notes to Financial Statements
June 30, 2010

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

At February 28, 2006, the shareholders approved an increase in share capital to 45,000,000 authorized shares of common stock with a par value of $0.001.  On October 25, 2006, the shareholders approved an additional increase in share capital to 100,000,000 authorized shares of common stock.

During the period December 2005 through November 2006, the Company issued an aggregate of 9,108,555 shares for consulting services rendered totaling $3,032,899.  In January 2006, the Company issued 3,500,000 shares valued at $1,050,000 in exchange for a patent.  During the period December 2005 through November 2006, the Company issued an aggregate of 4,000,997 common shares pursuant to the exemption contained in Regulation S for cash received of $705,588.

During April 2007, 1,937,612 shares were issued for conversion of debenture and payment of interest valued at $387,522 or $0.20 per share.

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

During November 2007, 600,000 common shares were issued pursuant to the exemption contained in Regulation S for cash in the amount of $62,000.  The Company expensed $69,861 of previously issued shares recorded as deferred compensation. On March 19, 2007, the Company received $30,000 for 375,000 shares at $0.08 per share of common stock. As of May 31, 2008, the Company had not issued any of these shares and accordingly has reflected $30,000 as a common stock payable. The Company anticipates issuing such shares in the following fiscal year.

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

●
On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (“RCSAs”).  The settlements resulted in the return and cancellation of 2,847,000 restricted shares and issuance of 3,725,000 free trading shares under Section 3 (a) (10) of the Securities Act of 1933.  The 878,000 shares were valued at $0.05 per share, for a total value of $40,078.  In addition, the settlement called for the release of previous management from all liabilities.

●
On April 16, 2008, the Company entered into three other RCSA’s.  The settlements stated that the parties mutually agreed to return to the Company a total of 779,750 shares.  The return of the shares was valued based on their original issuance which ranged from $0.02 to $0.32 per share for a total value of $177,790 resulting in a gain on the settlement.  This resulted in a net gain on the settlement related to the cancellation of shares of $137,712.

●	On April 16, 2008, the Company also entered into an RCSA with an individual. The settlement required the shareholder to return 1,000 shares for cash consideration of $100 paid by the Company.

Notes to Financial Statements
June 30, 2010

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

During December 2008, the Company issued 5,000,000 restricted common shares to BPD pursuant to the exemption contained in Regulation S for cash aggregating $50,000.

During December 2008, the Company issued 750,000 common shares to settle a claim against the company and resulting in a loss on settlement of $22,500.

During February 2009, the Company issued 20,000,000 restricted common shares to BPD pursuant to the exemption contained in Regulation S for cash aggregating $200,000.

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

In June 2009, the Company issued 8,333,333 restricted shares to BPD as conversion of the debenture it had purchased from First Royalties.

In July 2009, the Company issued 1,225,000 restricted shares to 9188-5400 Quebec Inc as interest payment on the First Royalties convertible debentures.

In July 2009, the Company issued 9,000,000 shares to Intas Biopharmaceuticals Ltd to convert its $180,000 milestone payment made in September 2007 as equity investment.

In July 2009, the Company issued 37,500,000 restricted shares to BPD for cash investments totaling $250,000.

Notes to Financial Statements
June 30, 2010

In August 2009, the Company issued 500,000 free trading shares to Immuno Japan as settlement to cancel agreement entered into in 2004.

In August 2009, the Company issued 8,333,333 restricted shares to BPD as conversion of the debenture BPD had purchased from First Royalties.

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

On April 20, 2010, 79,166,666 shares issued to BPD to acquire VIROPRO, INC. were cancelled and reissued with an additional 27,750,000 to Intas Biopharmaceuticals Ltd and a 70,000,000 issuance to IBP LLC as payment for the acquisition of BPD, for a total of 97,750,000 shares valued at $2,932,500. The Company recorded $1,877,479 in goodwill in this transaction.

On May 27, 2010, 2,000,000 shares were issued to Claude Gingras and 2,500,000 to Serge Beausoleil under a Form S-8 Registration Statement, for a value of $22,500.

Note 11: Commitments and Contingencies

During the periods covered by these financial statements, the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and the Company did comply with the “safe harbour” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances; however, if it were determined that the Company did not comply with these provisions, this could have a material impact on the Company’s financial position and results of operations.

In April 2008, the Company awarded Innium Technologies of Montreal all its research and development on the Anti-CD20 project.  Viropro will fund the R&D costs but will retain the entire intellectual property and all rights relating to the project; in so doing, Viropro has further reduced its fixed costs but all advances made prior to this agreement have been expensed so as to reflect the arm’s length relation with Innium.

Note 12: Legal Proceedings

On July 13, 2009 HKDP, a supplier to Viropro initiated procedures claiming $37,991.95 for an unpaid bill. Management has entered into discussions with the claiming party in January 2011 and expects to reach settlement by the end of 2011.

Note 13: Subsequent Events

In August, 2010, Dr. Rajiv Datar took over the position of Chief Executive Officer and President of the Company while Serge Beausoleil was appointed Advisor to Shareholder Communications.

On December 23, 2010, the Company announced it had retained the services of Gilford Securities Inc. of New York City to act as strategic advisors.

On January 5, 2011, the Company announced it had entered into an agreement with Spectrum Pharmaceuticals Inc. for the development of a biosimilar of Rituximab.

Notes to Financial Statements
June 30, 2010

On February 10, 2011, the Company settled litigation with Securcap Debenture holders; the Company  agreed to convert all outstanding debentures into common shares in exchange for the holders dismissing all claims.

On February 22, 2011, the Company announced it had entered into an agreement to acquire Alpha Biologics Sdn Bhd in a share exchange transaction that was completed on July 12, 2011.

From the period July 1, 2010 through June 30, 2011, the Company issued an additional 85,467,276 shares of common stock.

On July 8, 2010, 2,500,000 shares were issued to  Serge Beausoleil, 2,500,000 to Rajiv Datar, 1,500,000 to Claude Gingras, 500,000 to Jean-Denis Gingras, 2,000,000 to Scott M Brown and 1,500,000 to Jeff Hale.

On November 20, 2010, 20,000,000 shares were issued under a private placement agreement of 100,000.

In December 28, 2010, 9,000,000 shares were issued as Payment in shares to a non related third party.

On January 14, 2011 a total of 13,669,000 were issued to Serge Beausoleil and Claude Gingras as payment for fees payable dating back July 2010.

On January 27, 2011, 4,000,000 shares were issued in a private placement that began in December 2010.

On Jan 27, 2011, 1,550,000 shares were issued in a private placement that began in July 2010.

On February 18, 2011a payment in shares of 4,500,000 shares was processed to a non related third party.

On March 15, 2011, 200,000 shares were cancelled as per Court Order received by the transfer agent.

On March 17, 2011, 5,000,000 shares were issued pursuant to a Private Placement and 6,500,000 from the conversion of a debenture.

On April 26, 2011, 7,500,000 were issued pursuant to a private placement.

On May 2, 2011, 17,000,000 shares were issued to Rajiv Datar and 4,000,000 Claude Gingras to offset due fees and expense accounts.

On June 2, 2011, 5,000,000 shares were issued to a consultant.

June 16, 2011, 6,000,000 shares were issued to Innium Technologies as payment in shares for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIROPRO, INC. SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED FINANCIAL STATEMENTS AND NOTES INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  YOU CAN IDENTIFY OUR FORWARD-LOOKING STATEMENTS BY WORDS SUCH AS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “FORECAST,” “GOAL,” “INTEND,” “PLAN,” “PREDICT,” “PROJECT,” “SEEK,” “TARGET,” “COULD,” “MAY,” “SHOULD” OR “WOULD” OR OTHER SIMILAR EXPRESSIONS THAT CONVEY THE UNCERTAINTY OF FUTURE EVENTS OR OUTCOMES. IN ACCORDANCE WITH “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THESE STATEMENTS ARE ACCOMPANIED BY CAUTIONARY LANGUAGE IDENTIFYING IMPORTANT FACTORS, THOUGH NOT NECESSARILY ALL SUCH FACTORS, WHICH COULD CAUSE FUTURE OUTCOMES TO DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS.

Overview

VIROPRO, INC. (“Viropro” or the “Company”) conducts operations through its subsidiaries, Viropro International Inc. (“VPRI”) and Biologics Process Development Inc. of San Diego CA (”BPD”), and specializes in the transfer of its technologies for industrial production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis or multiple sclerosis.  The Company’s principal objective is to provide Contractual Research and Manufacturing Services to biotech and biopharmaceutical companies in global markets.  Biotech and Biopharma are cutting edge industries calling for highly specialized installations, equipments, and highly skilled and highly educated personnel. Viropro owns and has access to such specialized resources.

Viropro draws most of its revenues from services biotech and biopharma industries on a cost plus percentage basis.  This percentage varies according to the type of services rendered.

Viropro enjoys close working relations with some of the leading biotech research institutes in North America, one of which is the Biotech Research Institute (BRI) in Montreal, Canada, a constituent of the National Research Council of Canada.  Viropro has licensed from BRI a high-efficiency expression system platform for antibody production.

In April 14, 2010, Intas Biopharmaceuticals Ltd. (“Intas”) of India, became the controlling shareholder of Viropro.  Intas is one of India’s leading biotechnology companies, with a “Products” business and a “Contract Services” business.  It is the only biotech company in India that has a cGMP (current Good Manufacturing Practice) biologics facility approved by the European Medicines Agency and has brought four biopharmaceuticals to the market in as many years.

Viropro’s strategic plan is to develop into a premier Biotechnology Contract Research and Manufacturing Services (“CRAM”) company, within a five-year timeframe.  The intention is to have our operating subsidiaries provide key services using modern biotechnology principles in the area of biologics process development and cGMP-based biologics contract manufacturing.

Viropro believes that the fundamentals of the biotech industry, from a US perspective, continue to be strong (in spite of recent global economic challenges) for the following reasons:

●	The biotech industry has had more than twenty-five years of building the necessary infrastructure for sustained growth.

●	Over $692 million flowed into early-stage biopharma, diagnostic and device companies in May [2010] and over $2.5 billion during 2009 and the first six months of 2010.

●
Pricing power in deals with pharmaceutical partners has steadily improved.  In the 1990s biotech companies were unable to negotiate high royalty percentages and settled for a low double-digit royalty from a pharmaceutical company to obtain sufficient funding for a drug’s development.  Currently, it is common for biotech companies and their pharmaceutical partners to enter into 50:50 profit sharing arrangements, representing at least a 3-fold increase in the industry’s pricing power.

●	This is a noncyclical industry that should be mostly sheltered from economic downturns.

●
Biotech has produced real results, with an increasing number of products coming to market.  Based upon the number of biotech drugs currently in the US FDAs approval pipeline, it can be said that the biotech industry has reached critical mass.

Viropro's analysis of the US biotech market is summarized below from the perspective of opportunities for Indo-US Biotech companies.  The availability of highly skilled, but low-cost scientific manpower in India – a situation not too different from the niche carved out by Indian software companies-provides the following avenues:

●	The increasing trend towards Contract R&D by bio/pharmaceutical companies due to the ever-expanding cost of bringing bio/pharmaceuticals to the market.

●	A noticeable trend towards contract manufacturing (in US FDA-approved GMP facilities).
●	The production of off-patent biopharmaceuticals (a.k.a. Biosimilars / Biogenerics / Follow-on biologics-FOBs ).

The worldwide biopharmaceutical market was estimated at over $50 billion in 2004 (Biopharma). Biopharmaceuticals are a growing field. The rate of new products being approved has increased steadily, more than doubling from the 1990s through to 2005 (Bioplan 2006 and Nature 2004). A series of key blockbuster products developed in the 1980s and 1990s and selling of over $30 billion are predicted to remain the dominant revenue generators over the coming years (Nature Biotech., 2004). All of Viropro’s targeted biogenerics are among these blockbuster biopharmaceuticals.

Viropro’s management structure is very lean. The Company is managed by two executives Dr. Rajiv Datar is President and CEO and Claude Gingras is Vice-President, Chief Financial Officer and Chief Compliance Officer.  Since April 2008, research and development operations have been subcontracted to Innium Technology with Viropro holding the exclusive rights on the research.  Innium Technology, an independent and private company bears the infrastructure and personnel costs leaving Viropro with minimal fixed costs and liabilities.

Contractual work is also low risk relative to research work and we believe contractual work will allow Viropro to generate steady revenues and cash flow for its development projects. Contractual work, as used in this report, refers to contractual agreements for cloning, sequencing, purifying, developing, validating and producing biopharmaceutical products and sub-products. Viropro typically generates the larger portion of its revenues in this manner. For the quarter ended June 30, 2010, these revenues represented 100% of Viropro’s revenues.

Technology and strategic alliances

Viropro now holds a versatile technology platform with an exclusive license portfolio. This is a result of  strong partnerships with the Biotechnology Institute in Montreal through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

Viropro's platform technology allows it to develop manufacturing processes for common biotech products which are already off patent or for which patent expiry is imminent. The platform also allows the Company to undertake contractual development for biotechnology and biopharmaceutical manufacturing companies, and develop or co-develop new products with partnering companies.

We believe our strength is in our technological platform, i.e. the intellectual property and know-how and rights that allows us to quickly develop high quality biopharmaceutical manufacturing processes at low cost.  We believe our technological platform will allow us to develop more efficient manufacturing processes than those of our competitors who most often use technologies dating to the 1980s and 90s.  Additionally, Viropro’s leadership team has a strong international network of contacts, which enables Viropro to acquire and out-license technologies and furthers the development goals of the Company.

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed in 2007 with the National Research Council of Canada’s Biotechnology Research Institute in Montreal (BRI) for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous R&D leverage that minimizes its R&D expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro’s collaboration with the BRI is a productive one, and the Company enjoys the advantages of the BRI’s infrastructure and expertise, its highly specialized equipment for applied biotech, and a local network of skilled scientists and technicians to complement Viropro’s own.  On October 26, 2006, Viropro signed a second agreement with the National Research Council- Biotechnology Research Institute (NRC-BRI) for the use of powerful inducible expression systems developed and patented by the NRC-BRI.  Viropro is also planning to sign new licenses with NRC-BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

In consideration of such licences, NRC-BRI have agreed to the following schedule of fees:
•	Licence Fee :
o	50,000$ for the C-Switch technology
o	60,000$ for the Reverse C-Switch
o	25,000$ for the pMPG Vector and CMV5 Promoter
•	Licence Royalties:
o	0.4% for the C-Switch technology
o	0.6% for the Reverse C-Switch
o	0.2% for the pMPG Vector and CMV5 Promoter

A memorandum of understanding, or MOU, was signed on April 26, 2007 with Intas for the production of an undisclosed high value therapeutic product.  Intas was to pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro would receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and Licence Agreement related to the above mentioned Intas MOU was signed.  It is a 10 year agreement along with a consultancy contract with Intas which will provide Viropro with product development and licensing revenues of $2.14 million over the next 2 years.

In December 2008, Intas transferred this agreement to Biologics Process Development, Inc of San Diego, California, its then-newly acquired subsidiary, which in turn purchased a majority stake in Viropro in a $1.0 million private placement.

In the course of the 2009 fiscal year, Intas, BPD and the Company sought to make VIROPRO, INC. a holding company with VPRI and BPD as operating subsidiaries. Thus the prior transaction giving control to BPD was rescinded and all shares previously issued to BPD were issued to Intas, making Intas the direct controlling shareholder of VIROPRO, Inc. This transaction had no fiscal impact.

Industry

The size of the pharmaceutical industry was estimated at approximately $600 billion in 2006 (Emerging Markets in Asia, Latin America and Eastern Europe Gain Strength, IMS Health, 2006).  Of this, biopharmaceutical products made up approximately 10%, or about $60 billion.  The biopharmaceutical segment is one of the fastest growing segments and is commonly said to be the future of the pharmaceutical industry.  Revenues of the world’s publicly-traded biotech companies grew 18 percent in 2005.  The U.S. and European biotechnology sectors showed 16% and 17% growth respectively, with the former posting its third consecutive year of strong product approvals and solid financial results (Beyond Borders: The Global Biotechnology Report, Ernst & Young, 2006).

Products, goals and objectives

Therapeutic protein products are the primary reason for the boom in biotech that occurred during the mid-1990s to late 2000s.  Monoclonal antibodies (a specific class of therapeutic proteins) posted sales of $14.5 billion in 2005 (The Future of Monoclonal Antibody Therapeutics, Business Insights, 2006), and it is estimated that in 2008 they accounted for 32% of all biotech revenue. With a considerable portion of the therapeutic protein sector having lost patent protection prior to or during 2010, there is a major opportunity in the technology transfer of therapeutic proteins throughout the world.

Viropro’s goals and objectives are as follows:

•	To develop and out-license manufacturing processes for biogenerics already in the public domain as soon as patent protection expires for various biopharmaceuticals;

•	To develop new biopharmaceutical products with various partners (conditional to total development cost coverage);

•	In the short term, to obtain recurring revenue;

•	To obtain 15 contracts for product development from clone to clinic by 2015;

Viropro is focused on the development and transfer of “in licensing”  leading technological processes for the manufacturing of high quality biopharmaceuticals. The business strategy being developed since 2005 is to target emerging, unserved markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide. The main markets that Viropro has focused on are South America and Asia (primarily India).

Administrative overhead

The Company plans to maintain low administrative and overhead costs that will ensure the funds are available for the development activities and accordingly create the maximum value for its shareholders. Research and Development work will be subcontracted to BRI, to university laboratories for experimental studies or to specialized companies for GMP manufacturing, toxicology and clinical studies. By selecting the optimal research and development work structure between VPRI and BPD seeks to minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.

Development

All the research and development procedures, from the build-up of biological systems to the industrial production on a large-scale are done in close collaboration with key partners with whom Viropro has established strategic alliances:

As indicated above (see “—Technology and strategic alliances”), an alliance was formed with the Biotechnology Research Institute of the National Research Council Canada (“NRC-BRI” located in Montreal, Canada). This alliance gives Viropro access to expertise as well as state-of-the-art equipment and facilities for bio-process innovation and purification process development as well as the scalability of bioprocesses under industrial scale conditions.

Intas also signed a partnership agreement in October 2007 for the development and production of a proprietary therapeutic protein.  The signature of the development contract along with a consultancy agreement signed in parallel provided Viropro with product development and licensing revenues.  Since then, Intas has transferred this agreement to Biologics Process Development of San Diego, California (referred to elsewhere in this report as “BPD”), our newly-acquired subsidiary. This ensures adequate financing to Viropro for the development of the targeted biopharmaceutical drug.

An agreement similar to our agreement with IBLA was signed by the Company in January 2011 with Spectrum Pharmaceuticals of Irvine, California.

Other negotiations are ongoing with companies specialized in providing clients and partners with industrially adapted biological material as well as offering high level scientific consulting services for the optimization of specific steps in the development of bioprocesses.

Viropro believes that market share for locally implemented companies will grow considerably; knowledge and access to market in specific geographic areas will represent a considerable strategic advantage. Viropro has identified certain products that it believes are capable of generating short to medium-term profits. These products are well proven in developed markets but are not yet manufactured at large scale in the emerging markets, where there is an important and growing demand.

Competition

Viropro’s management team has chosen to actively intervene in the biotechnology emergent sector by entering into geographic markets not serviced by large multinational pharmaceutical companies. The Company searches for partners in countries where it has identified a market potential. This gives the Company the opportunity to assure an active presence in the target countries and to have a thorough knowledge of these markets, namely potential customers, suppliers, investors and government regulatory agencies.

Viropro’s international business strategy targets the niche market in Latin American, African and Asian countries offering local companies solutions such as technology transfers.  These integrated solutions range from R&D to development procedures, through manufacturing and certification to enable manufacturing of several recombinant proteins.

Second quarter events

Effective April 1, 2010, we acquired Biologics Process Development Inc. of Poway, CA, or “BPD,” which is one of our two operating subsidiaries.  Formerly, BPD was a wholly-owned subsidiary of Intas.  Further details on our acquisition of BPD are provided under the heading “—Technology and strategic alliances.”

BPD has been providing contract laboratory services to the biotechnology and biopharmaceutical industries for more than decade.  The range of services includes molecular biology, cell culture, fermentation, protein purification, frozen storage, contract manufacturing, process scale-up and consulting services

The Company issued a total of 97,750,000 common shares, a in an aggregate value of $2,932,500, in the acquisition.

Subsequent events

In August, 2010, Dr Rajiv Datar was appointed Chief Executive Officer and President of the Company and Serge Beausoleil took the position of Advisor to Shareholder Communications.

On December 23, 2010, Company announced it had retained the services of Gilford Securities Inc. of New York City to act as strategic advisors.

On January 5, 2011, the Company announced it had entered into agreement with Spectrum Pharmaceuticals Inc. for the development of a biosimilar of Rituximab.

On February 22, 2011 the Company announced it had entered into an agreement to acquire Alpha Biologics Sdn Bhd (“Alpha Biologics”) in a share exchange transaction that was completed on July 12, 2011.

On July 12, 2011, we issued shares as payment for the acquisition of Alpha Biologics in a transaction previously announced in a February 2011 press release.  In the transaction, we issued 340,097,124 shares to Springhill Bioventures Sdn Bhd (“Springhill”) making it our new controlling shareholder.

Results of Operations

Three Months Ended June 30, 2010 and June 30, 2009

Revenues and Operating Loss — This is the first quarter in which the results for our new subsidiary Biologics Process Development Inc.(referred to in this report as BPD), are consolidated with those of the Company.  Gross profits of $221,449 are entirely attributable to BPD. Operating expenses, which consist of selling, general and administrative expenses and consulting fees, were $828,168 on a consolidated basis, compared to $51,339 for the three months ended June 30, 2009, an increase of approximately $780,000.  The increase was caused by the acquisition cost of BPD and the consolidation of its SG&A expenses Interest expense on outstanding debentures however decreased to $11,889 compared to $84,898 for the three months ended June 30, 2009 due to conversion of all the outstanding debentures of First Royalties Inc. during that quarter of 2009.

Net Loss is $618,638 for the second quarter compared to $488,422 in the second quarter of 2009.  This is due to the consolidation of BPD’s costs where selling, general and administrative expenses still exceed revenues by the costs of rent and salaries. Management believes the current structure of costs at BPD will be maintained and is focusing on increasing revenues.

Gross profit for the six months totaled $221,429 entirely attributable to BPD in San Diego. Operating expenses however totaled $919,446 on a consolidated basis, an increase of approximately $600,000 from the six months ended June 30, 2009.  Operating expenses increased primarily due to [increases in consulting fees and rent. Interest expense was $12,883, a decrease of approximately $737,000 from the six months ended June 30, 2009, primarily due to conversion of all of the outstanding debentures of First Royalties Inc. during 2009.  Losses for six months ended June 30, 2010 are $710,900 compared to $1,074,006.  The decrease of approximately $290,000 was largely a result there again of the loss taken during 2009 on the conversion of the First Royalties debenture. However starting with second quarter 2010, selling, general and administrative costs at BPD impacted costs. The Company is seeking to increase revenues with expansion of facility which will enable BPD to obtain more important and more profitable contracts.

Liquidity And Capital Resources — Material Changes In Financial Condition and Longevity

As of June 30, 2010, the Company had a working capital deficiency of $298,862 and $14,261 in cash. The Company was able to sustain operations through small equity infusions that occurred during the first quarter of 2010, totaling approximately $271,000. In April 2011, Viropro received additional equity infusions of approximately $600,000.

In June 2010, discussions were undertaken with an important client for the production of a biosimilar drug which would represent adequate funding for 12 months however such funds would start being paid only 6 months after the initial agreement is entered.

We will require substantial additional funding in order to attain profitability; our facilities in California and the UK require expansion to be able to bid for more important service requests. Our plant in Malaysia needs to undergo certification process to attain cGMP clearance and this process will not be completed until March 2012; from there, the first agreements will not immediately generate cash flow and continued cash deficiency is expected to continue until the end of 2012. We nevertheless believe we would have available cash to fund our operations at least through 2012 based on our current business and operational plans assuming new financings and collaborations are entered. Our capital requirements beyond that will depend on a number of factors, including cost of new technology and development programs and additional personnel costs. Further, these requirements may change at any time due to technological advances or competition from other companies.

We will continue to explore and consider new opportunities for funding our operations and activities through business partnerships involving our knowledge, human resources and intellectual property, as well as selling equity securities and possibly borrowings from financial institutions. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail the services we offer.

We expect to continue to incur substantial losses through at least the next two years and may incur losses in subsequent periods. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, increasing cash flow from service agreements, generating economies of scale from central purchasing procedures, a general increase in business undertakings from increased exposure of both our streamlined services and work synergy. We believe this synergy can be generated by constant exchange of information on work procedures between our operating subsidiaries.

Plan of Operations

As indicated above, the Company will focus on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality biopharmaceutical products. Viropro focuses on one main line of therapeutic proteins, monoclonal antibodies such as Anti-CD20.

At the same time, the Company will be implementing its new business model that calls for Contractual Research and Manufacturing Services offered through complementary subsidiaries.  Typically, microbiology will be performed at our Montreal facility then development will be switched to either our Cambridge or San Diego units before going into clinical production in Malaysia.  All research and development procedures are to be done in collaboration with the partners with whom Viropro has established its strategic alliances. Priority will be given to further development of these alliances, establishing the optimal product line, methods of manufacturing, distribution, and signing joint venture partnerships in the markets we are targeting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, and the identification of material weaknesses in internal control over financial reporting as described below, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

Internal Control over Financial Reporting

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles defined in the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2010:

The Company acquired Biologics Process Development, Inc. (“BPD”) in April 2010. The Company’s management began to integrate BPD into the Company and enhance the internal controls structure and policies and procedures.  Prior to our acquisition of BPD, BPD operated on a cash basis of accounting rather than an accrual basis.  Following the acquisition, we hired an external accountant specifically to assist us with BPD and began the process of changing BPD to accrual basis accounting. Since December 31, 2010, we have also implemented a number of other changes in internal control over financial reporting, as described in the next paragraph, to remediate material weaknesses.  Management believes that our internal control over financial reporting has improved.

Changes in Internal Control Over Financial Reporting

There have been a number of changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the BPD acquisition and the material weaknesses described above.  As explained above, prior to the acquisition, BPD used cash basis accounting, and we undertook the process of changing BPD to accrual basis accounting.  Additionally, since the acquisition of BPD was consummated in April 2010, we have made changes to the internal control procedures of BPD to strengthen such controls.  For example, among other things, we have (i)  hired an external accounting firm from San Diego to handle accounting data coming from BPD, (ii) hired a US CPA firm established in Long Island, New York, to collect and assemble accounting information coming from us and each of our operating subsidiaries, VPRI and BPD, (iii) increased the oversight provided by Viropro’s executives over BPD’s operations and financial activities and (iv) instituted procedures to more accurately identify direct costs incurred for each subsidiaries contracts. In addition, the Company is planning to hire another full time person to further strengthen these functions, which will assist in the process of implementing additional effective internal controls over processes at the corporate level as well as in each subsidiary.

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

On June 21, 2009 a $5,000 Securecap convertible debenture holder initiated procedures against the Company to recover capital due at maturity. Management of the Company had offered to the holder, as it had done will all Securecap Convertible Debenture holders, to convert its debenture into common shares at a lower price than the initially set price. The claim was filed in the Small Claims Court of Montreal, district of Boucherville, Province of Quebec, Canada.

On July 13, 2009 HKDP, supplier to Viropro, initiated procedures claiming $37,991.95 for an unpaid bill. Management is contesting the procedure arguing stay of execution was exceeded. Services deemed rendered were prior to 2007. The claim was filedin the Quebec Superior Court, district of Quebec City, Province of Quebec, Canada.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2010, 79,166,666 shares issued to Biologics Process Development Inc. to acquire VIROPRO, INC. were cancelled and reissued with an additional 27,750,000 to Intas Biopharmaceuticals Ltd and a 70,000,000 issuance to IBP LLC as payment for the acquisition of BPD.  In the aggregate, the shares were valued at approximately $2,700,000.  Because none of the shareholders of Intas are citizens of the United States, the shares were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption from registration provided by Regulation S, Rule 901 of the Act.

Item 3.  Defaults Upon Senior Securities.

The convertible debenture issued on March 1, 2007 came to maturity on March 1, 2009. Whereas all but $30,000 of this debenture was converted, this amount remains outstanding and is payable to the holders (see Note 7 of the Financial Statements).

Item  4.  Submission of Matters to a Vote of Security-Holders.

None.

Item  5.  Other Information.

None.

Item  6.  Exhibits

Number	Title of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

 /s/ Rajiv Datar
Rajiv Datar, President & CEO

Dated:   August 31, 2011