Form 10-Q
period 2011-09-30
VIROPRO INC
filed 2011-09-30
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐                      No ☑

As of September 30, 2010, the number of the Company's shares of par value $.001 common stock outstanding was 284,470,570.

VIROPRO, INC.
FORM 10-Q
September 30, 2010

VIROPRO, INC.
FORM 10-Q
September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended November 30, 2009.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in such annual report.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the one month transition period ended December 31, 2009 and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND NOVEMBER 30, 2009
(IN US$)

ASSETS

	September 30,	November 30,
	2010	2009
	(unaudited)

CURRENT ASSETS
Cash	$19,866	$54,775
Accounts receivable	138,452	-
Prepaid expenses	1,529	4,863
Total current assets	159,847	59,638

Property and equipment,
net of accumulated depreciation	66,795	2,219
Total fixed assets	66,795	2,219

Security deposits	5,593	-
Goodwill	1,877,479
Total other assets	1,883,072	-

TOTAL ASSETS	$2,109,714	$61,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$323,039	$130,420
Convertible debentures	100,000	100,000
Notes payable	79,556	-
Liability for stock to be issued	16,957	200,000
Total current liabilities	519,552	430,420

TOTAL LIABILITIES	519,552	430,420

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,000,000,000 shares authorized,
284,470,570 and 165,072,294 shares issued and outstanding	284,470	165,072
Additional paid in capital	18,563,001	15,555,691
Deficit accumulated during the development stage	-	(13,971,131)
Accumulated deficit	(16,863,421)	(1,971,555)
Accumulated other comprehensive income (loss)	(393,888)	(146,640)
Total stockholders' equity	1,590,162	(368,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,109,714	$61,857

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE ONE MONTH ENDED DECEMBER 31, 2009 AND 2008 (TRANSITION PERIOD)
(IN US$)

	TRANSITION PERIOD - ONE MONTH ENDED		THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

REVENUE	$-	$-	$175,851	$-	$397,280	$-

COST OF REVENUES	-	-	-	-	-	-

GROSS PROFIT	-	-	175,851	-	397,280	-

OPERATING EXPENSES
Consulting fees - non cash stock compensation	-	-	103,023	3,333	219,918	47,000
Selling, general and administrative	47,189	706	235,949	198,786	1,038,500	478,782
Total operating expenses	47,189	706	338,972	202,119	1,258,418	525,782

NON-OPERATING INCOME (EXPENSE)
Interest expense	(11)	-	486	(78,704)	(12,397)	(322,876)
R & D credit	-	-	-	-	-	-
Gain (loss) on investment	-	-	-	-	-	-
Loss on impairment of patents	-	-	-	-	-	-
Gain (loss) on legal settlement	-	7,833	-	(121,000)	-	(130,417)
Gain on return of shares for services not rendered	-	-	-	-	-	253,326
Gain (loss) on sale of assets	-	2,835	-	-	-	3,206
Loss on settlement for conversion of debenture	-	-	-	(5,000)	-	(758,286)
Debt forgiveness	-	-	-	-	-	-
Loss on uncollectable advances	-	-	-	-	-	-
Total non-operating expenses	(11)	10,668	486	(204,704)	(12,397)	(955,047)

NET LOSS	$(47,200)	$9,962	$(162,635)	$(406,823)	$(873,535)	$(1,480,829)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	165,072,294	40,508,434	282,697,144	31,648,966	231,882,683	90,811,184

NET LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$0.00	$(0.00)	$0.00

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(47,200)	$9,962	$(162,635)	$(406,823)	$(873,535)	$(1,480,829)
Currency translation adjustments	38	3,565	(74)	(10,797)	(216,286)	(10,347)
	$(47,162)	$13,527	$(162,709)	$(417,620)	$(1,089,821)	$(1,491,176)

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH SEPTEMBER 30, 2010
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

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(IN US$)
CONTINUED

					Deficit		Accumulated
					Accumulated		Other
			Additional	Deferred	During the		Comprehensive
	COMMON STOCK		Paid-In	Stock	Development	Accumulated	Income
	Shares	Amount	Capital	Compensation	Stage	Deficit	(Loss)	Total

Balance - November 30, 2007	37,988,910	37,989	12,602,034	(69,860)	(10,771,590)	(1,971,555)	(98,232)	(271,214)

Common shares issued for settlement	3,725,000	3,725	39,200	-	-	-	-	42,925
Common stock cancelled	(3,727,750)	(3,728)	(209,009)	-	-	-	-	(212,737)
Common stock cancelled - Immuno Japan	(2,750,000)	(2,750)	2,750	-	-	-	-	-
Common shares issued for converted debentures and interest	150,000	150	29,850	-	-	-	-	30,000
Amortization of deferred compensation	-	-	-	69,860	-	-	-	69,860
Record debenture financing and debt discount	-	-	656,009	-	-	-	-	656,009
Net loss for the year ended November 30, 2008	-	-	-	-	(1,734,615)	-	(32,977)	(1,767,592)

Balamce - November 30, 2008	35,386,160	35,386	13,120,834	-	(12,506,205)	(1,971,555)	(131,209)	(1,452,749)

Common shares issued for settlement	13,700,000	13,700	212,800	-	-	-	-	226,500
Common stock cancelled	(991,632)	(992)	(252,335)	-	-	-	-	(253,327)
Common shares issued for cash	62,500,000	62,500	717,499	-	-	-	-	779,999
Common shares issued for converted debentures and interest	45,660,866	45,661	1,597,397	-	-	-	-	1,643,058
Common shares issued for payment of interest	3,616,900	3,617	107,696	-	-	-	-	111,313
Common shares issued for services	5,200,000	5,200	51,800	-	-	-	-	57,000
Net loss for the year ended November 30, 2009	-	-	-	-	(1,464,926)	-	(15,431)	(1,480,357)

Balance - November 30, 2009	165,072,294	165,072	15,555,691	-	(13,971,131)	(1,971,555)	(146,640)	(368,563)

Net loss for the transition period ended December 31, 2009	-	-	-	-	(47,200)	-	38	(47,162)

Balance - December 31, 2009	165,072,294	165,072	15,555,691	-	(14,018,331)	(1,971,555)	(146,602)	(415,725)

Contributed capital	-	-	22,165	-	-	-	-	22,165
Common shares issued for services	18,200,000	18,200	104,800	-	-	-	-	123,000
Common shares issued for acquisition of BPD	97,750,000	97,750	2,834,750	-	-	-	-	2,932,500
Common shares issued for conversion of convertible note	3,448,276	3,448	31,552	-	-	-	-	35,000
Warrants issued in private placement	-	-	14,043	-	-	-	-	14,043
Emergence from development stage	-	-	-	-	14,018,331	(14,018,331)	-	-
Net (loss) income for the period	-	-	-	-	-	(873,535)	(247,286)	(1,120,821)

Balance - September 30, 2010	284,470,570	$284,470	$18,563,001	$-	$-	$(16,863,421)	$(393,888)	$1,590,162

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(IN US$)

	NINE MONTHS ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(873,535)	$(1,480,829)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,381	18,370
Consulting fees - non cash stock compensation	145,165	47,000
Amortization - financing costs	-	58,009
Amortization - beneficial conversion features	-	202,485
(Gain) loss on sale of assets	-	(3,206)
Loss on uncollectible advances	-	-
(Gain) loss on legal settlement	-	-
(Gain) loss on return of shares for services not rendered	-	(253,326)
Loss on legal settlement	-	888,703
Loss on investment	-	-
Loss on impairment of patent	-	-
Debt forgiveness	-	-
		-
Change in assets and liabilities
(Increase) decrease in other recievables and payables	(71,356)	-
(Increase) decrease in prepaid expenses	36,229	4,331
(Increase) decrease in taxes	-	2,429
Increase (decrease) in accounts payable and accrued expenses	(20,280)	(37,684)
Total adjustments	108,139	927,111
Net cash provided by (used in) operating activities	(765,396)	(553,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	-
Sale of property and equipment	-	3,340
Purchase of property and equipment	-	(2,448)
Net cash provided by (used in) investing activities	-	892

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and for shares to be issued	31,000	730,000
Proceeds from loans payable	35,025	-
Advance from Intas	170,000
Proceeds from convertible debentures	-	-
Repayment of convertible debentures	-	-
Proceeds received for stock to be issued	-	(70,000)
Proceeds received from legal settlement	-	-
Payment of financing costs	-	-
Net cash provided by (used in) financing activities	236,025	660,000

Effect of exchange rate on cash flows	529,874	(10,347)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	503	96,827

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	19,363	2,726

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,866	$99,553

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

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

VIROPRO, INC. (formerly known as Food Concepts, Inc.) (“Viropro” or the “Company”) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On June 30, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915  “Accounting and Reporting for Development Stage Enterprises”. The Company is currently developing a generic version of a biopharmaceutical drug. On April 1, 2011, with the acquisition of Biologics Process Development Inc. outside of San Diego, California (“BPD”), the Company emerged from the development stage and is now a biotech consulting and lab services enterprise.

Effective July 1, 2009, the Company adopted ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Note 2: Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The accumulated deficit of the Company as of September 30, 2010 is $16,863,421. As of April 1, 2010, the Company acquired Biologics Process Development, Inc., as a wholly-owned subsidiary. Income generated from this subsidiary is consolidated into the Company and as a result, the Company emerged from the development stage.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by smaller companies attempting to enter established markets and the competitive environment in which the Company operates.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3: Goodwill

On April 14, effective April 1, 2010, Viropro acquired 100% ownership of the stock of Biologics Process Development, Inc. (“BPD”).  The purpose of the acquisition was to have the capacity to provide contractual research and manufacturing services to biotech and biopharmaceutical companies. Biotech and biopharmaceutical companies are in need of specialized installations, equipment, and skilled personnel. BPD is positioned to provide these to Viropro.

The accompanying financial statements include BPD’s financial results for the period from the purchase date through September 30, 2010, which is two fiscal quarters.

The consideration for acquiring BPD’s stock totaled $2,932,500 paid in shares of Viropro’s stock.  Certificates representing 97,750,000 shares of Viropro stock were issued to Intas Biopharmaceuticals LTD.  Viropro acquired the assets and assumed the liabilities as noted below in consideration of the shares of common stock at a value of $2,832,750. Based on the fair values at the effective date of acquisition the purchase price was allocated as follows:

Cash	$68,458
Accounts Receivable	67,096
Other current assets	39,586
Property and Equipment	82,875
Loans receivable	989,975
Other Assets	5,593
Goodwill	1,877,479
Accounts payable and accrued expenses	(125,057)
Notes Payable	(73,505)
$2,932,500

The goodwill will not be amortized but it will be tested annually for impairmemt. Goodwill in connection with this acquisition is stated at $1,877,479 in the books and records of BPD and is tax deductible.

The following table shows pro-forma results for the nine months ended September 30, 2010 and 2009 as if the acquisition had occurred on January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and BPD for the nine months ended September 30, 2009, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the BPD.

	Nine Months Ended 30,
	2010	2009
	Pro forma
	(in thousands)
Revenues	$609,750	$328,755
Net Loss	$(135,802)	$(418,039

The revenue and net income of BPD included in the consolidated statement of operations for the nine months ended September 30, 2010 were approximately $XXXX and $XXXX, respectively.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of September 30, 2010.

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

Depreciation expense for the one month ended December 31, 2009 and 2008 was nil, and for the nine months ended September 30, 2010 and 2009 was $18,381 and $18,370, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2010	2009

Net (loss)	$(873,535)	$(1,480,829)

Weighted-average common shares Outstanding (Basic)	231,882,683	90,811,184

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	1,550,000-	-

Weighted-average common shares Outstanding (Diluted)	233,432,683	90,811,184

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s results of operations.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Fair Value Measurements

In September 2006, FASB issued ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, FASB issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Recent Accounting Pronouncements

In December 2007, FASB issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810-10-65”). ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

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

In March 2008, FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350-30 was issued, Determination of the Useful Life of Intangible Assets (“ASC 350-30”). The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

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

Note 5: Property and Equipment

Equipment as of September 30, 2010 (unaudited) and November 30, 2009 were as follows:

Estimated Useful Lives
	Years	September 30, 2010	November 30, 2009
Computer Equipment	3-5	$85,176	-
Less : Accumulated Depreciation		18,381	(-)
Equipment, net		$66,795	-

There was $18,381 and $0 charged to operations for depreciation expense for the nine months ended September 30, 2010 and year ended November 30, 2009, respectively.

Note 6: Income Taxes

As of September 30, 2010, the Company has a net operating loss carry forward of approximately $8,632,000.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2030.  Components of net deferred tax assets, including a valuation allowance, are as follows:

2010
Deferred tax assets:
Net operating loss carryforward	$2,933,793
Total deferred tax assets	2,933,793
Less: Valuation Allowance	(2,933,793)

Net Deferred Tax Assets	$-

The valuation allowance for deferred tax assets as of September 30, 2010 was approximately $2,933,793.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2010 and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2010	2009

Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

Note 7: Convertible Debentures

In early 2007, Viropro issued up to $1,300,000 of convertible debentures to 9188- 5400 Québec Inc. a private holding company. The debentures had a beneficial conversion feature totaling $420,527.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loans.  The beneficial conversion feature was valued under the Black-Scholes option pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors had 3 years from March 1, 2006 to exercise 6,500,000 warrants.

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

At the maturity date of the debentures, the Company offered to the owners to exchange the debentures for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to convert $603,000 of debentures, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totaling $25,000 were settled with $5,000 in cash.  At September 30, 2010 outstanding debentures of $30,000 relating to four debenture holders were still unpaid and are in default. The Company is involved in litigation regarding this outstanding total (See Part II, Item 1 – Legal Proceedings ).

On October 2007, the Company raised $70,000 by issuing a convertible debenture to Westward Inc. a private holding company.  The Company has determined the $70,000 debenture has a beneficial conversion feature totaling $22,165.  The beneficial conversion feature has been recorded as a debt discount and has been amortized over the life of the loan.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity is November 1, 2009. The beneficial conversion feature was fully amortized as of November 30, 2009. The $70,000 debenture remains outstanding as of September 30, 2010.

Note 8: Convertible Promissory Note

On June 14, 2010, the Company issued a $35,000, 8% Convertible Promissory Note to Asher Enterprises, Inc., which was to mature on March 16, 2011. The Convertible Promissory Note was convertible into shares of common stock at 58% of the 10 day average trading price of the common stock on the date of conversion. The note was converted into 3,448,276 shares of common stock on July 27, 2010. There was no change in the value of the common stock from date of issuance of the Convertible Promissory Note through July 27, 2010. There was no discount associated with this note.

Note 9: Notes Payable – Related Parties

The Company consolidated a $62,000 note payable to the founder of BPD and currently Chief Science Officer of the Company.  The note is non-interest bearing and due on demand. The amount is included in current liabilities on the consolidated balance sheet at September 30, 2010.

The Company has also been advanced $17,556 from other officers of the Company, through September 30, 2010. The advance is also non-interest bearing and due on demand. This advance is included in current liabilities on the consolidated balance sheet at September 30, 2010.

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

During December 2004, the Company issued 682,500 common shares pursuant to the exemption contained in Regulation S for cash received prior to November 30, 2004, aggregating $136,500. In conjunction with this offering the Company issued 1,457,500 warrants to purchase common shares at $.25 per share. The warrants expired on December 2006.

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

During the period from September through November 2005, the Company agreed to issue an aggregate of 1,487,500 common shares pursuant to the exemption contained in Regulation S for cash received of $297,500 and 125,000 common shares for a receivable of $25,000 which was paid in March 2006. In conjunction with this offering the Company issued 1,597,500 warrants to purchase common shares at $0.25 per share. The warrants expired during the last four months of 2007. In addition the Company agreed to issue 300,000 common shares for services performed and to be performed which were valued at their fair market value of $60,000. Through November 30, 2005, the Company has charged $15,000 to operations related to this issuance.

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

On April 1, 2008, a holder of the Company’s convertible debentures agreed in writing to convert their debentures into restricted shares of the Company’s common stock.  The Company converted $30,000 of principle on the debentures in exchange for the issuance of 150,000 shares of common stock.

In 2006, the Company asserted a counter-claim (Case No. 2:06-cv-00739-RCJ-RJJ) seeking the return and cancellation of 6,800,000 million shares of Viropro that it believed should not have received in relation to the extent of services rendered.  On April 16, 2008, the Company settled with various individuals resulting in the following change in equity:

•
On April 16, 2008, the Company entered into six “Release of all Claims and Settlement Agreements” (“RCSAs”).  The settlements resulted in the return and cancellation of 2,847,000 restricted shares and issuance of 3,725,000 free trading shares under Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”).  The 878,000 shares were valued at $0.05 per share, for a total value of $40,078.  In addition, the settlement called for the release of previous management from all liabilities.

•
On April 16, 2008, the Company entered into three other RCSA’s.  The settlements stated that the parties, members of previous management and affiliates,  mutually agreed to return to the Company a total of 779,750 shares.  The return of the shares was valued based on their original issuance which ranged from $0.02 to $0.32 per share for a total value of $177,790 resulting in a gain on the settlement.  This resulted in a net gain on the settlement related to the cancellation of shares of $137,712.

•
On April 16, 2008, the Company entered into an RCSA with one member of the previous management team.  The settlement required the shareholder to return 1,000 shares for cash consideration of $100 paid by the Company.

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

During March 2009, the Company repurchased convertible debentures issued to Securecap against issuance of 13,661,600 free trading shares valued at $315,465 or $0.05 per shares. The outstanding balance of the debentures stands, as of November 30, 2009 at $30,000.

In April 2009, the Company issued 500,000 free trading shares to Citivac for services rendered.

In June 2009, the Company issued 2,000,000 free trading shares to Financial Pacific to settle a claim.

In June 2009, the Company issued 8,333,333 restricted shares to BPD as conversion of the debenture it had purchased from First Royalties.

In July 2009, the Company issued 1,225,000 restricted shares to 9188-5400 Quebec Inc. as interest payment on the First Royalties convertible debentures.

In July 2009, as part of the process to acquire Viropro Inc, Intas Pharmaceuticals Ltd converted its September 2007 milestone payment into 9,000,000 shares;

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

In March 2010, 3,200,000 shares were issued to Cansim Minas SA de CV for services, valued at $48,000 or $0.015 per share.

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

On July 8, 2010, 10,500,000 restricted shares were issued to management at a price of $0.005 per share for services rendered; 2,500,000 to Serge Beausoleil, 2,500,000 to Dr. Rajiv Datar, 2,000,000 to Claude Gingras, 2,000,000 to Dr Scott M. Brown, and 1,500,000 to Jeff Hale.

On July 27, 2010, the Company converted the $35,000 convertible note held by Asher Enterprises Inc. into 3,448,276 shares of common stock.

Warrants

The Company issued 1,550,000 warrants to individuals investors in connection with a $31,000 private placement of 1,550,000 common shares at $0.02 in July 2010. The common shares were issued in January 2011, however the warrants were issued in July 2010. The warrants have an exercise price of $0.025 per share and term of 2 years.  The Company valued the warrants at $14,043, and have reflected this in additional paid in capital. The remaining $16,957 is reflected as a liability for stock to be issued in the consolidated balance sheet at September 30, 2010.

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
1,550,000	$0.025	07/01/2010	2 years
1,550,000

Note 11: Commitments and Contingencies

During the periods covered by these financial statements, the Company issued shares of common stock and subordinated debentures without registration under the Securities Act. Although the Company believes that the sales did not involve a public offering of its securities and the Company did comply with the “safe harbor” or other exemptions from registration under rules and regulations of the Securities Act, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances; however, if it were determined that the Company did not comply with these provisions, this could have a material impact on the Company’s financial position and results of operations.  The Company cannot otherwise estimate the potential loss or range of loss it might experience if it were determined that the Company had violated the Securities Act by failing to comply with Securities Act safe harbors, Regulation S, other Securities Act exemptions or the requirements for use of Form S-8.

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

Note 12: Legal Proceedings

On July 13, 2009 HKDP, a supplier to Viropro initiated procedures claiming $37,991.95 for an unpaid bill. Management entered into discussions with the claiming party in January 2011 and believes a settlement could be reached by the end of 2011.

On June 21, 2009 a $5,000 Securecap convertible debenture holder initiated procedures against the Company to recover capital due at maturity. Management of the Company had offered to the holder, as it had done will all Securecap Convertible Debenture holders, to convert its debenture into common shares at a lower price than the initially set price. The claim was filed in the Small Claims Court of Montreal, district of Longueuil, Province of Quebec, Canada under file no 505-32-025648-099.

Note 13: Subsequent Events

On November 20, 2010, 20,000,000 shares were issued under a private placement agreement of $100,000.

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

On February 22, 2011, the Company announced it had entered into an agreement to acquire Alpha Biologics Sdn Bhd in a share exchange transaction that was completed on July 12, 2011. Alpha Biologics Sdn Bhd operates a clinical production facility in Penang, Malaysia and its 100% owned subsidiary in Cambridge UK operates a protein purification and development facility.  For additional information, please see “Management’s Discussion and Analysis – Subsequent events” in Item 2 of Part 1 of this quarterly report.

From the period October 1, 2010 through June 30, 2011, the Company issued an additional 85,467,276 shares of common stock.

•	In December 28, 2010, 9,000,000 shares were issued from a 45,000 private placement to a non related third party.

•	On January 14, 2011 a total of 13,669,000 were issued to Serge Beausoleil and Claude Gingras as payment for their regular consulting fees payable dating back July 2010.

•	On January 27, 2011, 4,000,000 shares were issued in a private placement that began in December 2010.

•	On January 27, 2011, 1,550,000 shares were issued in a private placement that began in July 2010.

•	On February 18, 2011 a payment in shares of 4,500,000 shares was processed to a non related third party for services rendered.

•	On March 15, 2011, 200,000 shares were cancelled as per Court Order received by the transfer agent.

•	On March 17, 2011, 5,000,000 shares were issued pursuant to a Private Placement and 6,500,000 from the conversion of a debenture.

•	On April 26, 2011, 7,500,000 were issued pursuant to a private placement.

•	On May 2, 2011, 17,000,000 shares were issued to Rajiv Datar and 4,000,000 Claude Gingras to offset due fees and expense accounts.

•	On June 2, 2011, 5,000,000 shares were issued to a consultant.

•	June 16, 2011, 6,000,000 shares were issued to Innium Technologies as payment in shares for services rendered.

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

Overview

VIROPRO, INC. (“Viropro” or the “Company”) conducts operations through its subsidiaries, Viropro International Inc. (“VPRI”) and Biologics Process Development Inc. of San Diego, California (”BPD”), and specializes in the transfer of its technologies for industrial production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis or multiple sclerosis.  The Company’s principal objective is to provide Contractual Research and Manufacturing Services to biotech and biopharmaceutical companies in global markets.  Biotech and biopharma are cutting edge industries calling for highly specialized installations, equipments, and highly skilled and highly educated personnel. Viropro owns and has access to such specialized resources.

Viropro draws most of its revenues from services biotech and biopharma industries on a cost plus percentage basis. This percentage varies according to the type of services rendered.

Viropro enjoys close working relations with some of the leading biotech research institutes in North America, one of which is the Biotech Research Institute (“BRI”) in Montreal, Canada, a constituent of the National Research Council of Canada.  Viropro has licensed from BRI a high-efficiency expression system platform for antibody production.

With the April 14, 2010 completion of our acquisition of BPD, Intas Biopharmaceuticals Ltd. (“Intas”) of India became our controlling shareholder.  Intas is one of India’s leading biotechnology companies, with a “Products” business and a “Contract Services” business.  It is the only biotech company in India that has a cGMP (current Good Manufacturing Practice) biologics facility approved by the European Medicines Agency and has brought four biopharmaceuticals to the market in as many years.

Our subsidiary BPD had total revenues of $396,446.58 for the 9 months ending September 30, 2010 which is lower than expectations but as it is attributable to a refocusing on the business plan being implemented. This means that BPD had to conduct business development not only for its core business near San Diego but also towards development of the entire Viropro structure encompassing Molecular Biology, Purification and Development and Clinical production.

Viropro’s strategic plan, which implementation started in 2009 is to develop into a premier Biotechnology Contract Research and Manufacturing Services company within 5 years.  The intention is to have our operating subsidiaries provide key services using modern biotechnology principles in the area of biologics process development and cGMP-based biologics contract manufacturing.

Since April 2008, cloning and sequencing operations have been subcontracted to Innium Technology with Viropro holding the exclusive rights on the research.  Innium Technology, an independent and private company bears the infrastructure and personnel costs leaving Viropro with minimal fixed costs and liabilities.

Currently, Viropro’s focus is primarily on generating contractual work and secondarily on research work.  Contractual work, which typically involves cloning, sequencing, purifying, developing, validating and producing biopharmaceutical products and sub-products, typically generates steadier streams of revenues and cash flow than research work.  This can reduce financial risk for companies who are also engaging in research and development by, among other things, providing the funding necessary to conduct R&D. Viropro typically generates the larger portion of its revenues from contractual work. For the quarter ended September 30, 2010, these revenues represented 100% of Viropro’s revenues.

The biotech industry

Viropro believes that the fundamentals of the biotech industry, from a US perspective, continue to be strong (in spite of recent global economic challenges) for the following reasons:

•	The biotech industry has had more than twenty-five years of building the necessary infrastructure for sustained growth.

•	Over $692 million flowed into early-stage biopharma, diagnostic and device companies in May 2011 and over $2.5 billion during 2009 and the first six months of 2010.

•
The pricing power of smaller biotech firms in deals with pharmaceutical  manufacturers has steadily improved.  In the 1990s biotech companies were unable to negotiate high royalty percentages and settled for a low double-digit royalty from a pharmaceutical company to obtain sufficient funding for a drug’s development.  Currently, it is common for biotech companies and their pharmaceutical partners to enter into 50:50 profit sharing arrangements, representing at least a 3-fold increase in the industry’s pricing power.

•	The biotech/biopharma industry is typically noncyclical, which which tends to shelter the industry from economic downturns.

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

Viropro's analysis of the US biotech market is summarized below from the perspective of opportunities for Indo-US Biotech companies.  The availability of highly skilled, but low-cost scientific manpower in India – a situation not too different from the niche carved out by Indian software companies-provides the following avenues:

•	The increasing trend towards Contract R&D by biopharmaceutical companies due to the ever-expanding cost of bringing biopharmaceuticals to the market.
•	A noticeable trend towards contract manufacturing (in US FDA-approved GMP facilities).
•	The production of off-patent biopharmaceuticals (a.k.a. Biosimilars / Biogenerics / Follow-on biologics-FOBs ).

The worldwide biopharmaceutical market was estimated at over $50 billion in 2004 (Biopharma). Biopharmaceuticals are a growing field. The rate of new products being approved has increased steadily, more than doubling from the 1990s through 2005 (Bioplan 2006 and Nature 2004). A series of key products developed in the 1980s and 1990s and selling of over $30 billion are predicted to remain the dominant revenue generators over the coming years (Nature Biotech., 2004). All of Viropro’s targeted biogenerics are among these key products.

Technology and strategic alliances

Viropro now holds a versatile technology platform with an exclusive license portfolio. This is a result of  strong partnerships with the BRI through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

Viropro's platform technology allows it to develop manufacturing processes for common biotech products that are already off patent or for which patent expiry is imminent. The platform also allows the Company to undertake contractual development for biotechnology and biopharmaceutical manufacturing companies, and develop or co-develop new products with partnering companies.

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

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed in 2007 with the BRI for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous R&D leverage that minimizes its R&D expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro’s collaboration with the BRI is a productive one, and the Company enjoys the advantages of the BRI’s infrastructure and expertise, its highly specialized equipment for applied biotech, and a local network of skilled scientists and technicians to complement Viropro’s own.  On October 26, 2006, Viropro signed a second agreement with the BRI for the use of powerful inducible expression systems developed and patented by the BRI.  Viropro is also planning to sign new licenses with the BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

In consideration of such licenses, the BRI has agreed to the following schedule of fees:
•   License Fee :
o   $50,000 for the C-Switch technology
o   $60,000 for the Reverse C-Switch
o   $25,000 for the pMPG Vector and CMV5 Promoter
•   License Royalties:
o   0.4% for the C-Switch technology
o   0.6% for the Reverse C-Switch
o   0.2% for the pMPG Vector and CMV5 Promoter

A memorandum of understanding, or MOU, was signed on April 26, 2007 with Intas for the production of an undisclosed high value therapeutic product.  Intas was to pay Viropro a licensing fee for the development and technological transfer of the manufacturing process and Viropro would receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and License Agreement relating to the Intas MOU was signed.  Development of the product is now being conducted by Intas and no time for production and marketing as yet been set.

In December 2008, BPD purchased a majority stake in Viropro in a $1.0 million private placement.  In the course of the 2009 fiscal year, Intas, BPD and the Company sought to make VIROPRO, INC. a holding company with VPRI and BPD as operating subsidiaries. Thus the prior transaction giving control to BPD was rescinded and all shares previously issued to BPD were issued to Intas, making Intas the direct controlling shareholder of VIROPRO, Inc. and making BPD a wholly-owned subsidiary of VIROPRO, INC.

Additional industry data

The size of the pharmaceutical industry was estimated at approximately $820 billion in 2009 according to the US National Association of Pharmaceutical Representatives NAPRx .  Of this, biopharmaceutical products made up about $100 billion as of the end of 2009 (Source Hospira).  The biopharmaceutical segment is one of the fastest growing segments and is commonly said to be the future of the pharmaceutical industry.

Leading Biological Products 2009
Brand	Generic	Company	2009 Sales	2008 Sales
Enbrel	Etanercept	Amgen / Wyeth	$6,580	$6,490
Remicade	Infliximab	Centocor / Schering Plough	$5,934	$5,335
Avastin	Bevacizumab	Genenetech / Roche	$5,777	$4,484
Rituxan / MabThera	Rituximab	Genenetech / Roche /Biogen-IDEC	$5,653	$5,099
Humira Pen	Adalimumab	Abbott / Eisai	$5,488	$4,521
Epogen / Procrit / ESPO	Epoetin Alpha	Amgen / Ortho / Janssen-Cilag / Kyowa Hakko	$5,033	$5,123
Herceptin	Trastuzumab	Genentech / Roche / Chugai	$4,890	$4,384
Lantus	Insulin glargine	Sanofi-Aventis	$4,185	$3,130
Neulasta	Pegfilgrastim	Amgen	$3,355	$3,318
Aranesp	Darbopoetin	Amgen / Kyowa Hakko	$2,871	$3,334
			$49,766	$45,218

Source: La Merie report – Top 20 Biologics 2009

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

As of September 2010, BPD revenues are online with expectations. Viropro International has no revenues none were expected either; current agreement with Intas on Rituxan biosimilar may generate royalties however this will happen when sales are generated through Intas.

Administrative overhead

The Company plans to maintain low administrative and overhead costs with the intention toensure the funds are available for the development activities and accordingly create the maximum value for its shareholders. Research and Development work will be subcontracted to BRI, and is expected to subcontract university laboratories for experimental studies or to specialized companies for GMP manufacturing, toxicology and clinical studies. By selecting the optimal research and development work structure between VPRI and BPD seeks to minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.  Corporate overhead remains unchanged in the quarter in spite of appointment of new CEO Rajiv Datar and relocation of former CEO to consultant.

Development

All the research and development procedures, from the build-up of biological systems to the industrial production on a large-scale are done in close collaboration with key partners with whom Viropro has established strategic alliances:

As indicated above (see “—Technology and strategic alliances”), an alliance was formed with the Biotechnology Research Institute of the National Research Council Canada (“BRI” located in Montreal, Canada). This alliance gives Viropro access to expertise as well as state-of-the-art equipment and facilities for bio-process innovation and purification process development as well as the scalability of bioprocesses under industrial scale conditions.

Towards the end of the third quarter of 2010, the Company was introduced to an acquisition opportunity involving a state-of-the-art GMP manufacturing unit overseas.  Both Dr. Scott Brown, Viropro's CSO, and Jeff Scott, Viropro's CBO, were became involved in assessing this opportunity for the Company, diverting some of their attention from their other function of managing the Company's subsidiary, BPD..  BPD’s performance during the third quarter, which was less than management anticipated, may have been impacted by this diversion of their attention, although the Company began to see an  increase in new contract inquiries for BPD in September 2010, the last month of the quarter.

An agreement similar to our agreement with Intas was signed by the Company in January 2011 with Spectrum Pharmaceuticals of Irvine, California.

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

Third quarter events

On July 8, 2010, management awarded 10,500,000 restricted shares at $0.005 per share for services rendered to the following individuals:

•	2,500,000 shares to Serge Beausoleil, valued at approximately $12,500,
•	2,500,000 shares to Rajiv Datar valued at approximately $12,500,
•	2,000,000 shares to Claude Gingras valued at approximately $10,000,
•	2,000,000 shares to Scott M Brown valued at approximately $10,000, and
•	1,500,000 shares to Jeff Hale valued at approximately $7,500.

In August 2010, Dr Rajiv Datar was appointed Chief Executive Officer and President of the Company and Serge Beausoleil took the position of Advisor to Shareholder Communications.

Asher Enterprises previously held a convertible debenture against investment of $35,000. The debenture was converted on July 27, 2010.  The conversion price was set at 58% of the lowest three trading prices for our shares during the ten prior trading days, making the number of shares issued 3,448,276 with an aggregate value of approximately $35,000.

Subsequent events

On December 23, 2010, Company announced it had retained the services of Gilford Securities Inc. of New York City to act as strategic advisors.

On January 5, 2011, the Company announced it had entered into agreement with Spectrum Pharmaceuticals Inc. for the development of a biosimilar of Rituximab.

On February 22, 2011 the Company announced it had entered into an agreement to acquire Alpha Biologics Sdn Bhd (“Alpha Biologics”) in a share exchange transaction. We completed the transaction on July 12, 2011, issuing 340,097,124 shares to Springhill Bioventures Sdn Bhd, Alpha Biologics former parent company, making it our new controlling shareholder.   The other shareholders of Alpha were also issued shares of Viropro Inc in the transactions  THG Capital Sdn Bhd received 183,844,211 shares of common stock and Michelle Leanne Edythe Peake received 1,058,665 shares of common stock.  Acquisition of Alpha allows Viropro to offer clinical production to its clients through the Penang, Malaysia facility and bioprocess development (also referred to herein as protein purification and development) through either Alpha’s Cambride, UK site or BPD in California, depending on client preference.

Results of Operations

Three Months Ended September 30, 2010 and September 30, 2009

Revenues and Operating Loss — This is the second quarter in which the results for our new subsidiary Biologics Process Development Inc. (referred to in this report as BPD), are consolidated with those of the Company.  Gross profits of $175,851 are entirely attributable to BPD. Operating expenses, which consist of selling, general and administrative expenses and consulting fees, were $338,972 on a consolidated basis, compared to $202,119 for the three months ended September 30, 2009, an increase of approximately $135,000.  The increase was caused by the consolidation of BPD’s SG&A.

Net Loss is $162,635 for the third quarter compared to $406,823 in the third quarter of 2009.  This is due to the consolidation of BPD’s net revenue. BPD by itself is not yet profitable however as selling, general and administrative expenses still exceed revenues mostly from cost of rent and salaries. Total officer’s compensation during the quarter was $78,003.08 and this includes compensation for Dr Scott Brown for the months of August and September during which he assisted Viropro in negotiating with Spectrum Pharmaceuticals for the agreement reached and disclosed in January 2011.

 Nine Months Ended September 30, 2010 and September 30, 2009

Gross profit for the nine months totaled $397,280 entirely attributable to BPD. Operating expenses however totaled $1,258,418 on a consolidated basis, an increase of approximately $700,000 from the nine months ended September 30, 2009.  Operating expenses increased primarily due to increases in consulting fees and rent and acquisition cost of BPD. Interest expense was $12,397, a decrease of approximately $310,000 from the nine months ended September 30, 2009, primarily due to conversion of the outstanding debentures held by First Royalties Inc. during 2009.  Losses for nine months ended September 30, 2010 are $873,535 compared to $1,480,829.  The decrease of approximately $600,000 was also largely a result of the loss taken during 2009 on the conversion of the First Royalties debenture. However starting with second quarter 2010, selling, general and administrative costs at BPD impacted costs. The Company is seeking to increase revenues by investing up to 3 million dollars in its protein purification and development facilities both in the US and in the UK. This will allow these sites to engage into larger and more lucrative contracts.

BPD’s total income for the 12 months ending December 31, 2009 and 2008 had totaled respectively $404,698.60 and $420,522.83. This level of income was almost matched after 9 months in 2010 and this is due primarily to an increase in demand for Lab Services.
Lab Services which represented $390,415.33 out of $396,446.58 include: gene expression, cell culture, fermentation, protein expression & purification.

Liquidity and Capital Resources — Material Changes In Financial Condition and Longevity

As of September 30, 2010, the Company had a working capital deficiency of $342,748 and $19,866 in cash. The Company was able to sustain operations through small equity infusions that occurred during the last quarter of 2010, totaling close to $120,000 . In April 2011, Viropro received additional equity infusions of approximately $600,000.

In June 2010, discussions were undertaken with an important client for the production of a biosimilar drug which would represent adequate funding for 12 months however such funds would start being paid only 6 months after the initial agreement is entered.

We will require substantial additional funding in order to attain profitability; our facilities in California and the UK require expansion to be able to bid for more important service requests. We expect 3.9 million dollars will be required from end of 2011 to March 2012 to upgrade the Malaysian operation to the cGMP certification; from there, the first client contracts will not immediately generate cash flow and continued cash deficiency is expected to continue until the end of 2012 requiring an additional 1.5 million dollars. We nevertheless believe we would have available cash to fund our operations at least through 2012 based on our current business and operational plans assuming new financings and collaborations are entered. Our capital requirements beyond that will depend on a number of factors, including cost of new technology and development programs and additional personnel costs. Further, these requirements may change at any time due to technological advances or competition from other companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, and the identification of material weaknesses in internal control over financial reporting as described below, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2010:

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

Changes in Internal Control Over Financial Reporting

There were a number of changes in our internal control over financial reporting during the quarter ended September 30, 2010 and thereafter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the BPD acquisition and the material weaknesses described above.  As explained above, prior to the acquisition, BPD used cash basis accounting, and we undertook the process of changing BPD to accrual basis accounting, which was ongoing during the third quarter of 2010 and thereafter.  Additionally, since the acquisition of BPD was consummated in April 2010, we have made changes to the internal control procedures of BPD to strengthen such controls.  For example, among other things, during 2011 we (i)  hired an external accounting firm from San Diego to handle accounting data coming from BPD, (ii) hired a US CPA firm established in Long Island, New York, to collect and assemble accounting information coming from us and each of our operating subsidiaries, VPRI and BPD, (iii) increased the oversight provided by Viropro’s executives over BPD’s operations and financial activities and (iv) instituted procedures to more accurately identify direct costs incurred for each subsidiaries contracts.

Also, following the acquisition of Alpha Biologics Sdn Bhd, other changes were implemented during the 3rd quarter of 2011. These changes addressed the transfer of information from Alpha’s Malaysian and UK operations to Viropro Inc., access to banking information and general ledger entries; all such information is now supervised directly by the Chief Financial Officer before being submitted to our external CPA to produce the quarterly statements and to our external auditor for quarterly review.

In addition, the Company is planning to hire another full time employee to further strengthen these functions, which will assist in the process of implementing additional effective internal controls over processes at the corporate level as well as in each subsidiary.

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

On June 21, 2009 a $5,000 Securecap convertible debenture holder initiated procedures against the Company to recover capital due at maturity. Management of the Company had offered to the holder, as it had done will all Securecap Convertible Debenture holders, to convert its debenture into common shares at a lower price than the initially set price. The claim was filed in the Small Claims Court of Montreal, district of Longueuil, Province of Quebec, Canada under file no 505-32-025648-099.

On July 13, 2009 HKDP, a supplier of Public Relations Services to Viropro, filed a lawsuit claiming $37,991.95 for an unpaid bill. Management had contested the claim for stay of execution, however the Company is in discussions with representatives of HKDP and believes the terms of a settlement can be negotiated.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2010, management awarded 10,500,000 restricted shares at $0.005 per share for services rendered to the following individuals:

•	2,500,000 shares to Serge Beausoleil, valued at approximately $12,500,
•	2,500,000 shares to Rajiv Datar valued at approximately $12,500,
•	2,000,000 shares to Claude Gingras valued at approximately $10,000,
•	2,000,000 shares to Scott M Brown valued at approximately $10,000, and
•	1,500,000 shares to Jeff Hale valued at approximately $7,500.

Additionally, on July 27, 2010, the Company converted the $35,000 convertible note held by Asher Enterprises, Inc. into 3,448,276 shares of common stock with an aggregate value of approximately $35,000.  The shares were not registered under the Securities Act of 1933 (the “Act”) in reliance upon the exemption provided by Rule 506 of the Act.

Item 3.  Defaults Upon Senior Securities.

The convertible debenture issued on March 1, 2007 came to maturity on March 1, 2009. Whereas all but $30,000 of this debenture was converted, this amount remains outstanding and is payable to the holders (see Note 7 of the Financial Statements).

Item  4.  Submission of Matters to a Vote of Security-Holders.

None.

Item  5.  Other Information.

The disclosures set forth in Part II , Item 2 of this quarterly report are incorporated by reference under this Item 5.

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

Dated:   September 30, 2011