Form 10-K
period 2010-12-31
VIROPRO INC
filed 2011-12-19
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-06718

Viropro, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3124057
(State of organization)	(I.R.S. Employer Identification No.)

4199 Campus Drive, Suite 550 Irvine CA	92612
(Address of principal executive offices)	(Zip code)

Registrants telephone number: (949) 725-2969

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011: $ $18,477,850
Number of shares of the registrant’s common stock outstanding at November 30, 2011: 916,089,570 shares

PART I

Unless otherwise noted or the context otherwise requires, all references to “Viropro,” “VPRO,” the “Company,” “we,” “our” or “us” in this Annual Report on Form 10-K refer to Viropro, Inc. and its subsidiaries.

Cautionary Note on Forward-Looking Statements

In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. Forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings; and financial results. Factors that could cause actual results to differ materially include, but are not limited to:

•
an inability to identify and develop relationships with key strategic or collaborative partners, or retain key personnel with significant scientific or operational expertise in the biopharmaceuticals and biotech industries;

•
unanticipated developments that could occur with respect to contingencies such as product liability litigation, intellectual property litigation or other litigation matters, including any developments that would require any increase in our costs and/or reserves for such contingencies;

•	an inability to achieve or delays in achieving or achievement of less than the anticipated financial benefit from product candidates, collaborative or strategic relationships or our acquisitions;

•
an inability to maintain adequate cash flow to sustain operations during long periods of research, development, testing and/or regulatory approvals with respect to products, including an inability to manage or overcome unexpected developments during the government/regulatory approval process;

•	an inability to commercialize products ourselves or through strategic partners;

•	an inability to manage the costs and changing landscape with respect to government regulation of pharmaceuticals manufacturing and health care reform;

•
the financial condition of the business that engage in transactions with us, including the ability of those businesses (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;

•	disruptions, uncertainty or volatility in the credit markets that may limit our access to capital;

•	the speed and extent of a global economic recovery;

•	other factors affecting our business beyond our control, including, without limitation, changes in the general economy, changes in interest rates and changes in the rate of inflation; and

•	other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 1.  Business

Viropro, Inc. is a Nevada corporation specializing in contract research, development and manufacturing of biotherapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis and multiple sclerosis.  Viropro is headquartered in Irvine, California with operations in Canada, the United Kingdom and Malaysia.  Our principal place of business is 4199 Campus Drive, Suite 550, Irvine CA, 92612 and our telephone number is 949-725-2969.

Historical Background

In 1997 and during the nine months ended March 31, 1998, the Company conducted its business as Food Concepts, Inc. Its primary business activity was manufacturing and distributing gourmet and specialty coffees.

On March 31, 1998, with an entirely new senior management team, the Company divested itself of its coffee operations, acquired Insecta Sales and Research, Inc. (“Insecta”) and changed its name to Viropro, Inc. From March 31, 1998 through the fiscal year ended June 30, 2001, Viropro's sole operational division was Insecta, which marketed a line of high quality, preemptive and efficacious insect control products which were marketed to consumers, industrial users and insect control professionals.  However, during 2001 the Company received notification from the EPA (Environmental Protection Agency) that the active ingredient in the Company’s products would no longer be available for sale for consumer or professional use effective December 2001. Unable to successfully identify a replacement product, the Company wrote off its inventory and divested itself of its insect product control operations by assigning all of the assets of its wholly-owned subsidiary, Insecta, to Prime Time Insects, Inc., a Bahamian corporation owned by a related party.  In consideration for those assets, Prime Time assumed in its entirety Insecta’s accounts payable in the amount of $210,125.

On December 18, 2003, the Company entered into a Letter of Intent with Central Network Communications Inc. of Montreal, Quebec to acquire its subsidiary, CNC Holdings Inc., for 20,000,000 common shares.  A long form Exchange Agreement was signed on January 21, 2004, and closing was subject to various conditions including registering the shares to be issued. A registration statement was filed, but the Company was unable to meet the funding requirements and on May 7, 2004, the Company withdrew the Registration Statement and as a result the Exchange Agreement was terminated.

Viropro enters the Biopharmaceutical Industry

In October 2004, the Company turned its attention to the biopharmaceuticals industry, creating a wholly owned subsidiary, Viropro Canada Inc. to act as a Canadian holding company for its future operating businesses.  In turn, this subsidiary established a wholly owned Canadian subsidiary named Viropro Pharma Inc. The Company focused on the marketing and distribution of products and advanced technologies in the field of Life Sciences, seeking to identify acquisition targets and acquire businesses through these subsidiaries.  Following its creation, Viropro Pharma appointed a scientific committee comprised of internationally recognized subject matter experts to provide product and technical guidance as well as support to anticipated technical transfer initiatives.  In January 2006, the Company incorporated a new subsidiary Viropro, International Inc., under the Canada Corporations Act. The function of this entity was to handle all international sales and marketing.

During February 2006, the shareholders voted to increase the authorized capital to 45,000,000 common shares and during October 2006 the shareholders voted to further increase the authorized capital to 100,000,000 common shares.

In the several years that followed, the Company sought investors through various private placements.  On March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture. The debentures were convertible into common shares at $0.20 per share through March 1, 2009, and beared interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company issued 5,000 warrants to purchase common shares at $0.25 per share that expired on March 1, 2009.  By June 23, 2006, the entire subscription of $1,300,000 of convertible debentures had been sold.   All proceeds from the sale of the debentures were received by March 31, 2007, and none of the convertible debenture remained available.  Proceeds were used for continued research on the cell line expression system and general working capital requirements. The investors had 3 years from March 1, 2006 to exercise 6,500,000 warrants.  The warrant strike price was to be $0.25 per share of restricted stock.  From March 1, 2007 to December 31, 2010, investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures that totalled $56,000 were settled with cash. As of the date of this report, $30,000 in debentures to four of the debenture holders have not been converted to common stock or repaid in cash and are currently in default.  In late 2007 and early 2008, the Company sought to raise $1.5 million in financing through the issuance of convertible debentures. In December 2007, the first tranche of $300,000 did not close due to unfavorable market conditions.

2006 was mostly a turnaround year as VPRO was debt ridden and cash poor; at the same time, the Company sought to implement a technology transfer business plan for biopharmaceutics. So for several months, most of the efforts were made on finding a specific technology to transfer. In 2007, while working with the BRI, the Company came up with the idea of supplying technology transfer on biosimilar and came across the unique cell line expression system called the Cumate Switch, under patent from the BRI and optioned the intellectual property of the patent for Biopharma drugs. With this in hand, Viropro reached a collaborative development and marketing agreement with Intas Biopharma for the development of a Rituximab biosimilar in 2007. However by the end of 2007, Company was once again unable to support its operations and finally this is when new management took over.

In early 2008, the Company underwent another change in management. At the shareholders meeting held in January 2008, Jean-Marie Dupuy announced his resignation. Mr Beausoleil was then immediately appointed Director and during the ensuing Board of Directors meeting was named President of Viropro.  At that time, the Company had no cash on hand, numerous legal claims against it and several subsidiaries that were inoperative. Mr. Beausoleil undertook to raise capital, settle all claims and rationalize the corporate structure.  By May 31, 2008, the Company had raised only $70,000 of the first tranche of $300,000 from the $1.5 million financing effort that had begun in late 2007.  Given their very limited size, proceeds were used for general working capital requirement. The $70,000 debenture bears an annual interest rate of 6%, the conversion price was set at $0.06 per share and the maturity date was November 1, 2009. The $70,000 debenture remains outstanding as of December 31, 2010.  In another financing that began in early 2008, Viropro agreed to issue up to $2,000,000 of convertible debentures. The time frame for collecting the financing and issuing convertible debentures began March 3, 2008 and continued through December 15, 2008.  As of November 30, 2008, $989,943 of convertible debentures had been issued.  This debenture bears an annual interest rate of 10% to be paid semi-annually, the conversion price was set at $0.03 per share and the maturity was June 2011.  From February 2009 to August 2009, investors converted $959,943 in private debenture financing into 31,999,266 common shares.  In addition, debentures totalizing $30,000 were settled with cash payments. There is no remaining unamortized beneficial conversion feature remaining on these debentures, and as of December 30, 2009 there remained no unconverted debentures from the $989,943 issued in November 2008.

During fiscal 2008 and 2009, scientific operations focused on continued development of the cell line expression system related to Rituxan. Here again, given the limited amount of funds available, limited amount of biotech activities was conducted.

Additionally, during the period from March to November 2008, the Company cancelled 7,727,750 common shares and reissued 4,975,000 shares as a result of claim settlements. There were several claim settlements during this period.

In April 2008, 1,002,750 restricted shares issued to 11 investors and 2,600,000 restricted shares issued to management were cancelled. In May 2008 a further 125,000 restricted shares issued to an individual were cancelled.

In May 2008, 3,725,000 free trading shares were reissued to 5 of the 11 investors party to the claim settlement, as final settlement.

Immuno Japan agreed to cancel 4,000,000 restricted shares it had received in 2005 and 2006 against issuance of 1,250,000 free trading shares as an agreement to supply biologic material was terminated.

At the end of 2008, as Viropro International was Viropro’s only operational subsidiary, both Viropro Canada Inc. and Viropro Pharma were merged into Viropro International. Viropro Canada had been created to allow Canadian distribution of certain consumer goods and Viropro Pharma had been created to assist in the wholesale distribution of certain pharmaceutical products, however no agreements had been reached toward these goals and to decrease spending associated with maintaining them.

BPD Acquisition leads to new business plan and corporate structure

On December 30, 2008 Viropro and Biologics Process Development Inc. (“BPD”) of Poway (near San Diego), California, signed a Letter of Intent to allow BPD to acquire a controlling interest in the Company.  At that time, BPD was a subsidiary of Intas Biopharmaceuticals Ltd of Ahmedabad, India which had signed a development and marketing agreement with Viropro in 2007.

At the shareholders meeting held in April 2009, shareholders approved by more than 70% the creation of a controlling shareholder. BPD invested $950,000 in Viropro Inc. BPD has been issued a total of 62,500,000 shares of common stock, which represents $750,000 of the investment. Before we finalized the transaction we decided instead to have Viropro Inc as the holding and BPD as the operating subsidiary; transaction was closed in April 2010 as described below. As a result of this, in June 2009, Dr. Rajiv Datar was appointed to the Board of Directors as representative of BPD and Intas. Currently, Dr. Datar is also our Chief Executive Officer and President.

In 2009, Viropro implemented a new strategic plan: to develop into a premier Biotechnology Contract Research and Manufacturing Services company within 5 years.  The intention is to have our operating subsidiaries provide key services using modern biotechnology principles in the area of biologics process development and cGMP-based biologics contract manufacturing.

In April 2010, the Company revisited its corporate structure, and in August 2010 a new structure was implemented.  The BPD acquisition was rescinded and restructured so that BPD could become an operating subsidiary of Viropro, making Viropro Inc. the holding company for Contractual Research and Manufacturing Services offers to be performed by BPD and future operating subsidiaries under the Stable Satellite Model created by Harvard Business School Professor Gary Pisano. This business plan was awarded the British Airways Face of Opportunity Award for 2011. The plan also calls for further acquisitions and for an initial capital raise of $25 million.  To that end, in December 2010 Viropro retained the services of Gilford Securities Inc. to act as strategic advisor for its coming financing effort.

At the time of filing this report, the Company is still actively engaged in discussions with several potential investors to secure the $25 million financing before the end of the second quarter of 2012.

Viropro’s current business and operations

With the acquisitions of BPD complete, Viropro’s new mission is to “Make Quality Biotech Drugs for Clients, Economically and Efficiently.”  Its principal objective is to provide high-end, cost-effective Contractual Research and Manufacturing Services to biotech and biopharmaceutical companies in global markets.  Toward this end, Viropro seeks to transfer its own and/or in-licensed technologies for the industrial-scale production of biotherapeutic proteins such as novel biological entities (NBEs), or biosimilars, or bio-betters – all of which are life-saving treatments for various diseases including cancer, diabetes, hepatitis or multiple sclerosis.   Biotech and biopharma are cutting-edge industries calling for highly specialized installations, equipments, and highly-skilled and highly-educated personnel. Viropro owns and has access to such specialized resources.

Viropro draws most of its revenues from services rendered to the biotech and biopharma industries on a cost plus percentage basis. This percentage varies according to the type of services rendered.

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

Our subsidiary BPD had total revenues of $754,255.77 for the year ending December 31, 2010 a gain of 45% over 2009. Viropro started consolidating BPD from April 1, 2010 which amounted to $543,660 in revenues which is lower than expectation, and is attributable to a refocusing on the business plan being implemented. This means that BPD had to conduct business development not only for its core business near San Diego but also toward development of the entire Viropro structure encompassing Molecular Biology, Purification and Development and Clinical production.

Since April 2008, cloning and sequencing operations have been subcontracted to Innium Technology with Viropro holding the exclusive rights on the research.  Innium Technology, an independent and private company bears the infrastructure and personnel costs leaving Viropro with minimal fixed costs and liabilities.

Currently, Viropro’s focus is primarily on generating contractual work and secondarily on research work.  Contractual work, which typically involves cloning, sequencing, purifying, developing, validating and producing biopharmaceutical products and sub-products, typically generates steadier streams of revenues and cash flow than research work.  This can reduce financial risk for companies who are also engaging in research and development by, amongst other things, providing the funding necessary to conduct R&D.  Viropro typically generates the larger portion of its revenues from contractual work. For the year ended December 31, 2010, these revenues represented 95% of Viropro’s revenues.

The biotech industry

Viropro believes that the fundamentals of the biotech industry continue to be strong globally (in spite of recent global economic challenges) for the following reasons:

•	The biotech/biopharma industry is typically noncyclical, which tends to shelter the industry from economic downturns.

●
Biotech is on pace for a record year in 2011. Biotech indexes (The BioCentury 100 and NASDAQ Biotechnology) and the private biotech sector were also up, raising $2.9 billion in funding (Ref: Nature Biotechnology, Vol. 29, No. 9, September 2011

●
Recent events emerging from developments in the biosimilars area are expected to further expand the biologics industry globally.  Almost all the Big Pharma companies have now entered the biosimilars space, the most recent being Boehringer-Ingelheim (September 30, 2011).  The global biosimilars market is expected to grow from $243 million in 2010 to about $4 billion by 2015 (Datamonitor, www.GaBIOnline.net).

●
The pricing power of smaller biotech firms in deals with pharmaceutical manufacturers has steadily improved.  In the 1990s biotech companies were typically unable to negotiate high royalty percentages and settled for a low double-digit royalty from a pharmaceutical company to obtain sufficient funding for a drug’s development.  In 2011, it is common for biotech companies and their pharmaceutical partners to enter into 50:50 profit sharing arrangements, representing at least a 3-fold increase in the industry’s pricing power.

Viropro's analysis of the US biotech market is summarized below from the perspective of opportunities for a US-based biotech contract research and manufacturing operation with Indian/Asian-backed services.  In the present, India leads China in the biologics space by a substantial margin and we believe it will continue to lead in the foreseeable future.  We believe the availability of highly-skilled, but low-cost, scientific manpower in India – a situation not too different from the niche carved out by Indian software companies – is supporting the following trends:

●
The increasing trend toward Contract R&D by biopharmaceutical companies due to the ever-expanding cost of bringing biopharmaceuticals to the market means that biopharmaceutical companies need Viropro more than ever now.

●	A noticeable trend toward contract manufacturing in US FDA-approved GMP facilities. For example, India has the largest number of FDA-approved facilities outside of the USA.

●	The production of off-patent biopharmaceuticals (a.k.a. Biosimilars / Biogenerics / Follow-on biologics-FOBs).

The worldwide biopharmaceutical market is estimated currently at around $92 billion (Global Biopharmaceutical Market Report 2010-2015). Biopharmaceuticals are a growing field. The rate of new products being approved has increased steadily, more than doubling from the 1990s through 2005 (Bioplan 2006 and Nature 2004). A series of key products developed in the 1980s, 1990s and early 2000s selling of over $54 billion will encounter patent expiries before 2020 (www.gabionline.net), and are predicted to remain the dominant revenue generators over the coming years for biosimilar players.  Viropro’s technologies are well suited to target these biosimilars for its biosimilars’ clients.

Technology and Viropro’s strategic alliances

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

In consideration of such licenses, the BRI has elected to receive Licence Fees and Royalties.

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

Additional industry data

The size of the pharmaceutical industry was estimated at approximately $820 billion in 2009 according to the US National Association of Pharmaceutical Representatives NAPRx .  Of this, biopharmaceutical products made up about $100 billion as of the end of 2010 (Source: Hospira).  The biopharmaceutical segment is one of the fastest growing segments and is commonly said to be the future of the pharmaceutical industry.

Leading Biological Products 2009 (dollars in millions)
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

Viropro’s goals and objectives are as follows:

●	To develop and out-license manufacturing processes for biogenerics already in the public domain as soon as patent protection expires for various biopharmaceuticals;
●	To develop new biopharmaceutical products with various partners (conditional to total development cost coverage);
●	To obtain 12-15 contracts for product development and for “clone-to-clinic and manufacturing” by 2015; and
●	In the short term, to obtain recurring revenue.

Viropro is focused on the development and transfer of “in licensing” leading technological processes for the manufacturing of high quality biopharmaceuticals. The business strategy being developed since 2005 is to target emerging, unserved markets with high potential development by transferring technologies and know-how to pharmaceutical partners in various local markets worldwide.

As of December 2010, BPD revenues are online with expectations. Viropro International had revenues of $27,000 for the year, all of which in the fourth quarter and this is in line with expectations; current agreement with Intas on Rituxan biosimilar may generate royalties however this will happen when sales are generated through Intas.

Administrative overhead

The Company plans to maintain low administrative and overhead costs with the intention to ensure the funds are available for the development activities and accordingly create the maximum value for its shareholders. Research and Development work will be subcontracted to BRI, and is expected to subcontract university laboratories for experimental studies or to specialized companies for toxicology and clinical studies. By selecting the optimal research and development work structure between VPRI and BPD, Viropro seeks to minimize capital expenditures, generate results quickly and assure a high degree of confidence in results.  Corporate overhead remains unchanged in the quarter in spite of appointment of new CEO Dr. Rajiv Datar and relocation of former CEO to Advisor/Consultant.

Development

According to the older plan, all research and development procedures, from the build-up of biological systems to the industrial production on a large-scale were to be done in close collaboration with key partners with whom Viropro has established strategic alliances:

As indicated above (see “Technology and strategic alliances”), an alliance was formed with the Biotechnology Research Institute of the National Research Council Canada (“BRI” located in Montreal, Canada). This alliance gives Viropro access to expertise as well as state-of-the-art equipment and facilities for bio-process innovation and purification process development as well as the scalability of bioprocesses under industrial scale conditions.

However, toward the end of the third quarter of 2010, the Company began to implement its new vision and strategic plan.  Viropro was introduced to an acquisition opportunity involving a state-of-the-art GMP manufacturing unit overseas.  Both Dr. Scott Brown, Viropro's CSO, and Jeff Scott, Viropro's CBO, became involved in assessing this opportunity for the Company, diverting some of their attention from their other function of managing the Company's subsidiary, BPD.  BPD’s performance during the third quarter, which was less than management anticipated, may have been impacted by this diversion of their attention, although the Company began to see an increase in new contract inquiries for BPD in September 2010, the last month of the quarter.

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

Viropro believes that market share for locally implemented companies will grow considerably; knowledge and access to market in specific geographic areas will represent a considerable strategic advantage. Viropro has identified certain products that it believes are capable of generating short to medium-term profits. These products are well proven in developed markets but are not yet manufactured at large scale in the emerging markets for pharmaceuticals (“pharmerging” markets), where there is an important and growing demand.

Competition

Viropro’s management team has chosen to actively intervene in the biotechnology emergent sector by entering into geographic markets not locally serviced by large multinational pharmaceutical companies.  The Company searches for partners in countries where it has identified a market potential.  This gives the Company the opportunity to assure an active presence in the target countries and to have a thorough knowledge of these markets, namely potential customers, suppliers, investors and government regulatory agencies.

The drug discovery and development process is long, arduous and very expensive.  Across this value chain, our competition ranges in size from large international companies such as Lonza, PPD, Boehringher-Ingelheim or Diosynth, to middle-market, national-level companies such as Cambrex or CMC, to smaller, regional companies such as Althea, along with a whole host of small, local laboratories and consulting firms.  Below are the market capitalizations of the Company and four companies in the Contract Manufacturing sector are comparable to Viropro with respect to industry sector, products, operating model and global reach.

Company	Market Capitalization (as of Dec 7, 2011)
Lonza Group AG (SWX:LONN)	$3.2 billion
Pharmaceutical Product Development, Inc. (Nasadaq:PPDI)	$3.8 billion
Cambrex Corporation (NYSE:CBM)	$210 million
Bioanalytical Systems, Inc. (Nasdaq:BASI)	$7.1 million
Viropro,Inc. (PINK :VPRO)	$37 million

Lonza is generally recognized as the benchmark in the biologics contract services business.  The vast majority of privately held biotech companies have substantial venture capital funding (such as, for example, Halozymes and Ambrx), are in desperate need of preserving their capital for research and pipeline generation, and are consequently open and eager to access more cost-effective alternatives.  This eagerness is also being driven by their VC investors, who are telling their portfolio companies that they need to find ways to reduce their development costs and to focus on getting their lead products to market quickly.

The main difference between Viropro and its competitors is our Unique Selling Proposition (USP).  As we emerge from our development stage status, over the next six years or so, our objective is to build a “US-Asian Lonza” regarded globally for high quality, while providing services to our clients at a far lower cost than other biopharmaceutical firms.  In this regard, our USP is comprised of four integrated factors that we believe will allow us to compete within our industry:

(a)      A protean nature that keeps us nimble, fleet-of-foot and lean;
(b)      A cross-border platform that saves clients substantial costs;
(c)      Technology that produces better product yields; and, most importantly,
(d)     A focus purely in the biologics field, unlike some of our larger competitors who have substantial operations in fields as varied as pharma, fine chemicals and even nutraceuticals.

Our mammalian cell expression technology demonstrates substantial yield improvements over the current industry standard.  On combining this competitive advantage with GMP manufacturing operations in India, we believe clients will enjoy production cost savings of 30% to 50%.  Additionally, we believe the cumulative annuity benefit in terms of cost savings for a client from this combination, for each protein drug contracted to Viropro, would last for 15 to 20 years, or at least for the duration of the manufacturing contract.

Employees

As of October 31, 2011, the Company has 34 employees.  Two of the employees are Viropro’s senior executive officers and seven are employees of BPD.  Under Alpha Biologics, there are 20 employees in Penang, Malaysia and 5 in Cambridge, UK.

Subsequent Events

In January 2011, Company signed a letter of agreement with Spectrum Pharmaceuticals Inc. of Irvine CA for the development of a Rituximab biosimilar. Pursuant to the letter of agreement, the Company is exploring with Spectrum Pharmaceuticals the execution of a definitive agreement.

In February 2011, Company announced it had acquired in a share exchange agreement 100% of Alpha Biologics Bhd Sdn of Penang Malaysia for a consideration of $21,000,000. The acquisition was mostly carried out to allow acquisition of a cGMP clinical production facility thus complementing the Company’s service offer. The Penang facility is state of the art. Closing of the acquisition occurred in July 2011.

Item 1A.  Risk Factors

An investment in Viropro, Inc. common shares involves a high degree of risk including, but not necessarily limited to, the risks described below.  These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.

Risks Related to Our Financial Condition

We have relied on the issuance of equity and debt securities to fund our operations and will continue do so for the foreseeable future.  Our ability to continue as a going concern will be in substantial doubt if we are unable to continue to periodically obtain such funding.

The development of biopharmaceuticals is an expensive and time-consuming undertaking. The Company faces substantial risks in under-estimating the costs and efforts associated with bringing drugs to the market. As of December 31, 2010 we had a burnrate of $30,000 per month for management fees and another $20,000 in accounting and legal fees and other expenses which we began incurring in April 2010 with our acquisition of BPD, as we endeavored to prepare and file with the SEC periodic reports and other reports relating to the last nine months of 2010, including this annual report, all of which had been delinquent for some time.  With the acquisition of Alpha Biologics Sdn Bhd (referred to in this report as Alpha Biologics) in April 2011, our burnrate increased by another $100,000 per month.

We have historically funded our operations through the issuance of equity securities and debt financing and to a much lesser extent through revenue from our collaborations and out-license transactions. We raised $263,000 through equity financing activities during 2010. We will continue to be dependent upon such sources for the foreseeable future.  The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing, design and conduct of, and results from, clinical trials for our clients’ drug candidates;

•	the timing of expenses associated with manufacturing and product development of the clients’ drug candidates within our portfolio and those that may be in-licensed, partnered or acquired;

•	the timing of the out-licensing, partnering and acquisition of new product development opportunities;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangements; and

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

Our ability to obtain additional funding when needed, changes to our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our planned development activities or expenditures, increased expenses or other events may affect our need for additional capital in the future and may require us to seek additional funding sooner than anticipated. Additional funding may include milestone payments under existing collaborations, up-front fees or research funding through new out-licensing transactions, sales of debt or equity securities and/or securing additional credit facilities.

If we are unable to generate enough revenue or secure additional sources of funding and/or reduce our current rate of development spending or further reduce our expenses, we may be required to curtail operations significantly, which could prevent us from successfully executing our operating plan and could raise substantial doubt as to our ability to continue as a going concern in future periods. Even if we are able to secure the additional sources of funding, it may not be on terms that are favorable or satisfactory to us and may result in significant dilution to our stockholders. These events may result in an inability to maintain a level of liquidity necessary to continue operating our business and the loss of all or part of the investment of our stockholders in our common stock. For additional information on our financial condition, including among other things liquidity and necessary financing activities, see the section of this report captioned “Management’s Discussion and Analysis—Liquidity and Capital Resources.”

As a result of significant losses in recent years, our financial condition has been materially weakened.

We incurred significant losses in recent years, which have materially weakened our financial condition. We lost $1.0 million in 2010, $1.5 million in 2009 and $1.7 million in 2008, and we anticipate losses in 2011 and beyond.  Our weakened financial condition increases our vulnerability to the impact of, among other things, unexpected events (such as terrorist attacks), downturns in the capital markets or the economy generally, a sudden loss of key personnel, significant increases in operating costs, significant increased competition and changes in the legal and regulatory environment.

The report of our independent registered public accounting firm questions our ability to continue as a going concern.

Our independent auditors have indicated in their audit report for the year ended December 31, 2010 in an explanatory paragraph that, due to our significant operating losses, our defaults on our debt isntruments and our need to obtain additional financing or restructure our current obligations, there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.  See Note 2 - Going Concern of the Company’s Consolidated Financial Statements for more information.  If the Company is unable to continue as a going concern you will lose your investment.

If the value of our intangible assets is materially impaired, our financial condition, results of operations and stockholders’ equity could be materially adversely affected.

Due largely to our acquisitions of BPD and Alpha Biologics, the nature of the biopharmaceuticals and biotech industry and our status as a very young company within that industry, goodwill and other intangible assets represent a substantial portion of our assets.  If we make additional acquisitions, it is likely that we will record additional intangible assets on our books.  We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary.  Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our financial condition, results of operations and stockholders’ equity in the period in which the impairment occurs.

As of December 31, 2009, management determined that our disclosure controls and procedures and internal control over financial reporting were ineffective due to material weaknesses in our internal control over financial reporting following our acquisition of BPD.

Our internal controls and operations are subject to extensive SEC regulation and reporting obligations.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

The Company acquired Biologics Process Development, Inc. (“BPD”) in April 2010. The Company’s management began to integrate BPD into the Company and enhance the internal controls structure and policies and procedures.  Prior to our acquisition of BPD, BPD operated on a cash basis of accounting rather than an accrual basis.  Following the acquisition, we hired an external accountant specifically to assist us with BPD and began the process of changing BPD to accrual basis accounting. Since December 31, 2010, we have also implemented a number of other changes in internal control over financial reporting, as described in the next paragraph, to remedy material weaknesses.  Management believes that our internal control over financial reporting has improved.

Accordingly, the Company’s management determined that as of December 31, 2009, our disclosure controls and procedures and internal control over financial reporting were ineffective due to material weaknesses in our internal control over financial reporting following our acquisition of BPD.  Although we believe that we have implemented changes to address the material weaknesses in our internal controls, we cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act.  Our failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could impair our ability to accurately report our financial results or prevent fraud, harm our operating results, or cause us to fail to meet our reporting obligations.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Our primary assets are our operating subsidiaries, and there are limits on our ability to obtain revenue from those subsidiaries, which may limit our ability to pay dividends to shareholders.

We are a holding company with no direct operations and our principal assets are the equity securities of our subsidiary utilities. We rely on dividends from our subsidiaries for our cash flows, thus our ability to pay dividends to our shareholders and finance acquisitions depends on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends to us.  [Neither BPD nor Alpha, our new operating subsidiaries, have been able to pay a dividend to us yet.  Rather, their current burn rate is approximately $100,000 per month. Further, our subsidiaries are legally distinct from us, and although they are wholly-owned and controlled by us, our ability to obtain distributions from them by way of dividends, interest or other payments (including intercompany loans) is subject to restrictions imposed by their term loans and credit facilities.  These dividend restrictions, in addition to other financial covenants contained in the credit facilities place constraints on our business and may adversely affect our cash flow, liquidity and financial condition as well as our ability to finance acquisitions or pay dividends. Further, we may be required to comply with additional covenants. Failure to comply with financial covenants may result in the acceleration of the debt and foreclosure of our assets, which would have a material adverse effect on our business, earnings, cash flow, liquidity and financial condition. For further details on the financial covenants contained in the credit facilities, see “Restrictions on Payment of Dividends” on page __ of this report.]

Capital market conditions may reduce our ability to fund our operations.

Capital market conditions have fluctuated widely over the past five years.  Market conditions dictate to a high degree the terms applied to our funding efforts. Difficult market conditions result in increased financing costs and decreased net return on our funding efforts, and can result in an inability to obtain funding in the short or even the long term.  If we are unable to obtain equity or debt financing on terms that are favorable to us, it could have a material impact on our results of operations, ability to engage in business development and even our ability to continue as a going concern.

Any acquisitions we make may require the issuance of a significant amount of equity or debt securities and may not be scientifically or commercially successful.

As part of our business strategy, we may effect acquisitions to obtain additional businesses, product- and/or process technologies, capabilities and personnel.  Historically, we have relied on such funding to engage in acquisitions.  If we make one or more significant acquisitions in which the consideration includes securities, we may be required to issue a substantial amount of equity, debt, convertible or other securities.  Such an issuance could dilute your investment in Viropro common stock or increase our interest expense and other expenses.

Further, acquisitions involve a number of operational risks, such as:

•	difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	our inability to retain the management, key personnel and other employees of the acquired business;

•	our inability to maintain the acquired company's relationship with key third parties, such as alliance partners;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	the diversion of our management's attention from our core business; and

•	the potential impairment of goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

Any one of these risks could prevent an acquisition from being scientifically or commercially successful, which could have a material impact on our results of operations not only with respect to the operations of the acquired company but with respect to Viropro on a consolidated basis.

We are subject to the risks associated with doing business abroad, where business climates can be unprofitable, unpredictable or even hostile.

The Company conducts operations in the United Kingdom, Canada and Malaysia, and may conduct operations in other foreign countries in the future, where it may face business climates that are unprofitable, unpredictable and/or hostile.  Among the risks of doing business abroad are the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	restrictions on the transfer of funds;

•	the imposition of duties and tariffs;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

Additionally, “Rule of Law”, foreign ownership, patent regulation, business and tax laws, and medical regulation can vary substantially and change quickly, adversely affecting projects and enterprises planned in these countries.  We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject.

We are subject to risks relating to currencies.

By having a major portion of its business in foreign countries, the Company faces risks inherent in foreign exchange.  This may also cause the Company to face a more complicated procedure in foreign exchange payment to foreign creditors under the current account items and thus will affect the restrictions on borrowing through international commercial loans, creation of foreign security and borrowing through foreign loans under guarantees in foreign currencies. Any fluctuations in the exchange rate of USD could have an adverse effect on the operational and financial conditions of the Company.

Risks Related to Our Common Stock

We have a limited operating history and have incurred substantial operating losses since our inception. We expect to continue to incur losses in the future.

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since entering the biopharmaceuticals and biotech market and we expect to continue to incur operating losses for the foreseeable future. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates and/or income from the services we offer.

Our ability to achieve profitability depends on a number of factors, including our ability to complete the development efforts for our clients on a timely basis and the clients’ ability to obtain regulatory approval for their drug candidates.

Convertible debentures and equity compensation may substantially depress the price of our common stock.

In the past, we frequently raised funds and compensated employees and consultants through the issuance of convertible debentures and common shares, and we will likely continue to do so for the foreseeable future.  The conversion of debentures into common shares and issuances of common shares as compensation or for any other reason will dilute your ownership of Viropro. Such conversions and issuances could also depress the price of our stock if there is not enough demand for the shares in the market.  Even if the convertible debentures are not converted, the number of shares issuable upon conversion of debentures could cause an overhang on the market and prevent the market price of our stock from rising above the conversion prices of any given debenture.

Our common stock may be considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price for our common stock has been well below $5.00 per share for several years, and so long as our stock trades for less than $5.00 per share, it will be considered a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

You may not be able to sell your shares because there is a limited market for our stock.

Although our common stock is traded on the Pink Sheet, currently there is limited trading volume in our stock and there may be very limited demand for it as well. As a result, it may be difficult for you to sell our common stock despite the fact it is traded on the Pink Sheet.

We do not intend to pay any cash dividends on our stock.

 We do not anticipate paying any cash dividends on our stock in the foreseeable future. The payment of cash dividends depends on our future earnings, financial condition and other business and economic factors that our board of directors may consider relevant. Because we do not intend to pay cash dividends, the only return on your investment may be limited to the market price of the shares.

Our stock price can be volatile, which increases the risk of litigation, and may result in a significant decline in the value of your investment.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	Announcements of technological innovations by us or our competitors;

•	Introduction or announcements of new products by us our competitors;

•	Announcements by us of significant acquisitions, strategic partnerships, joint venture or capital commitments;

•	Actual or anticipated variations in quarterly operating results;

•	Expiration or termination of licenses, research contracts or other collaboration agreements;

•	Conditions or trends in the regulatory climate and the biotechnology industry; changes in the market valuations of similar companies; and

•	Additions or departures of key personnel.

In addition, equity markets in general and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance.

Future sales or other issuances of our common stock could depress the market for our common stock.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future.

Additionally, we have relied heavily upon issuances of securities to engage in acquisitions and issuances of convertible debentures to obtain funding for other aspects of our operations.  If we make one or more significant acquisitions in which the consideration includes stock or other securities, our stockholders’ investments in us may be significantly diluted.  Stockholders’ investments in us may also be diluted if we enter into arrangements with third parties permitting us to issue shares of common stock in lieu of certain cash payments upon the achievement of milestones, or if we issue additional convertible debentures or other convertible securities.

Risks Related To Product Development

We may not receive royalty or milestone revenue under our collaboration agreements for several years, or at all.

Much of our current revenue is non-recurring in nature and unpredictable as to timing and amount. Our out-licensed and collaboration agreements provide for royalties on sales of products generated by our clients. However, because our contracted drug development candidates are often at early stages of development, and drug development entails a high risk of failure, we do not expect to receive any royalty revenue for several years, if at all. For the same reasons, we may never realize much of the milestone revenue provided for in our out-licensed and collaboration agreements.

Our clients may choose not to commercialize a drug candidate at any time during development, which would also reduce or eliminate our potential return on investment for that drug.

Our clients have substantial control and discretion over the timing and the continued development and marketing of the drug candidates we develop for them. Neither Viropro nor any of its subsidiaries will market or distribute candidate drugs or be in charge of timing the release to the market.  Our clients may decide to postpone the release of a drug candidate, even indefinitely, which could negatively impact our revenues and liquidities.

We rely on a small number of clients, therefore the termination of a significant client agreement or client relationship could have a material impact on our results of operations.

We rely on a small number of clients and collaborators for a significant portion of our revenue.  If one or more of our major clients or collaborators terminates, fails to renew or reduces the scope of its agreement with us our revenue may significantly decrease.

We rely on third parties to manufacture and analytically test our products. If these third parties do not successfully manufacture and test our clients’ products, our business will be harmed.

We have limited capacity to manufacture products for clinical or commercial purposes. We intend to continue, in whole or in part, to use third parties to manufacture and analytically test our clients’ products for use in clinical trials and for future sales. We may not be able to enter into future contract agreements with these third-parties on terms acceptable to us, if at all.

Our clients depend upon our ability to develop and manufacture their products at appropriate scales and at a competitive cost, and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal and state environmental and safety regulatory agencies. Prior to such approvals, we will need to conduct validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for any of our clients’ drug candidates. These risks can potentially become more acute as we scale up for commercial quantities if, for example, a reliable source of raw material supplies becomes critical to the commercial scale operation.

Third-party manufacturers to us may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully complete our clients’ drug development program. In addition, our third-party contract manufacturers along with us will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we would periodically audit our own sub-contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors may occur that change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our clients’ products. We will not have direct control over them, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards.

If we do not establish or maintain manufacturing and drug development arrangements with third parties, we may be unable to fully develop our clients’ products.

We do not as yet possess the production capacity to fully develop and manufacture our clients’ products on our own. From time to time, we may need to contract with third parties to:

•	manufacture our clients’ product candidates; and

•	assist us in developing, testing and obtaining regulatory approval for and commercializing some of our clients’ compounds and technologies.

We can provide no assurance that we will be able to successfully enter into agreements with such third parties on terms that are acceptable to us, or our clients, if at all. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our clients’ drug development programs, which could result in loss of revenues. Furthermore, such failure could result in the termination of license rights to one or more of our product- and/or process technologies. If these manufacturing and development agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of our clients’ products. Accordingly, to the extent that we rely on third parties to research, develop or commercialize our clients’ products, we are unable to control whether such products will be scientifically or commercially successful. Additionally, if these third parties fail to perform their obligations under our agreements with them or fail to perform their work in a satisfactory manner, in spite of our efforts to monitor and ensure the quality of such work, we may face delays in achieving the regulatory milestones required for commercialization of one or more of our clients’ drug candidates.

If, in the future, the market conditions for raising capital deteriorate, we may be forced to rely predominantly or entirely on our ability to contract with third parties  to satisfy our clients’ needs for manufacturing and drug development. If we are unable to contract with such third parties, we may be forced to limit or suspend or terminate the development of some or all of our clients’ product candidates.

Our reliance on third parties, such as clinical research organizations, or CROs, may result in delays in completing, or a failure to complete, clinical trials if such CROs fail to perform under our agreements with them.

In the course of product development for our clients, we may engage CROs to conduct and manage clinical studies and to assist us in guiding our clients’ products through the FDA review and approval process. If the CROs fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory manner, our clients may face significant delays in completing their clinical trials, as well as commercialization of one or more of their drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our own product development programs for our clients.

If we are unable to identify and enter into agreements with business partners who possess adequate sales, marketing or distribution capabilities for their products, the products will not be commercialized effectively, which would reduce or eliminate our potential return on investment on  that client’s particular drug development program.

In the event that one or more of our business partners’ drug candidates are approved by the FDA, we will rely upon them to market, sell and distribute the drug in order to continue the manufacturing contract with us.  Because we will rely upon business partners to market, sell and distribute products that we assist them in manufacturing, some or all of the revenues we receive will depend to some extent upon their efforts, and those efforts may be unsuccessful.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our clients’ drug candidates do not receive the necessary regulatory approvals, we will be unable to produce our clients’ drug candidates.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, or regulatory authority of another country as applicable, may pose additional questions or request further clinical substantiation. It may take our clients many years to complete the testing of their drug candidates and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a pre-clinical or clinical trial could cause them to delay or terminate the development efforts.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. If our clients experience delays in the testing or approval process, or if they need to perform more or larger clinical trials than originally planned, our financial results and the manufacturing prospects for our clients’ drug candidates may be materially impaired. Although we may engage, from time to time, clinical research organizations with experience in conducting regulatory trials for our clients, errors in the conduct, monitoring and/or auditing could potentially invalidate the results.

Even if FDA approval is obtained to market our clients’ drug products, if they fail to achieve market acceptance, we may never record meaningful revenues.

Even if our clients’ drug candidates are approved for sale, they may not be commercially successful in the marketplace. Market acceptance of their drug products will depend on a number of factors, including:

•
perceptions by members of the health care community, including physicians, of the safety and efficacy of their product candidates, including, but not limited to, the perception of the long-term effects of the potential absorption and/or accumulation of incipient used in the final formulations;

•	the rates of adoption of our clients’ products by medical practitioners and the target populations for our products;

•	the potential advantages that our clients’ products offer over existing treatment methods;

•	the cost-effectiveness of our clients’ products relative to competing products;

•	the availability of government or third-party payor reimbursement for our clients’ products;

•	the side effects or unfavorable publicity concerning our clients’ products or similar products; and

•	the effectiveness of our clients’ sales, marketing and distribution efforts.

Because we expect sales of our clients’ products, if approved, to generate substantially all of our revenues in the long-term, the failure of their drugs to find market acceptance would harm our business and could require us to seek additional financing or other sources of revenue.

If our clients are unable to successfully complete  their clinical trial programs, or if such clinical trials take longer to complete than is projected, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly our clients complete clinical trials is dependent in part upon the rate at which  they are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate at which they  will collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. They may also incur additional costs if enrollment is increased in order to achieve the desired number of events. If our clients experience delays in identifying and contracting with sites and/or in patient enrollment in their clinical trial programs, we may incur additional costs and delays in our development and manufacturing programs. In addition, conducting multi-national studies adds another level of complexity and risk. We are subject to events affecting countries outside the U.S. Negative or inconclusive results from the clinical trials, or unanticipated adverse medical events could cause our clients to repeat or terminate the clinical trials, thereby affecting our revenues.

Risks Related To Our Business and Industry – Competition

If our clients’ competitors develop and market products that are less expensive, more effective or safer than our development efforts are able to produce, our commercial opportunities may be reduced or eliminated.

Biopharmaceuticals development carries the inherent risk that more than one product can meet the requirements to treat or cure illnesses. Any one of our clients’ competitors may develop and market products that better meet the market demand for a product we are developing for our clients.  There are numerous reasons why a competitor’s product would better meet market demand, such as being less expensive, more effective or safer. The inability to develop competitive products would have a material adverse effect on our results of operations.

The biopharmaceuticals contract research, development and manufacturing (B-CRAMS) industry is highly competitive, and companies that are larger and more established may have certain competitive advantages over smaller companies such as Viropro.

The B-CRAMS industry is highly competitive.  The Company faces intense competition from other enterprises already established in the field and with more resources, experience and capabilities.   In addition, companies that are active in different but related fields represent substantial competition for us.  Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation and manufacturing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. As a result, our competitors may be able to more easily develop process- and product technologies that could render our intellectual property and trade secrets obsolete or noncompetitive. To compete successfully in this industry we must continue to stay one step ahead of our competitors by identifying novel and unique expression systems, process- and manufacturing technologies.  If we are unable to do so, then our commercial opportunities may be reduced or even eliminated.

If we lose our key personnel, or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.
To successfully develop our global B-CRAMS business, we must be able to attract and retain highly-skilled personnel. We may not be able to recruit and retain the highly-skilled and experienced scientists and management we need to compete in the drug research and development and manufacturing industry.  As of October 31, 2011, we have 34 full time employees and consultants. Our limited resources may hinder our efforts to attract and retain such highly-skilled personnel. In addition, if we lose the services of our current personnel, in particular, Rajiv Datar, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired.

Risks Related To Our Business and Industry – Intellectual Property and Technology

Because our proprietary technology is licensed to us by a third party, termination of this license agreement could impact our revenues.

We do not own any of our drug candidates. We have licensed the rights, patent or otherwise, from third parties, to develop and make drug candidates for clients. These license agreements require us to meet development milestones and impose development and commercialization due diligence requirements on us. In addition, under these agreements, we must pay royalties on sales of products resulting from such licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreements, our licensors could terminate the agreements, and we would lose the rights to our drug candidates. From time to time, we may have disagreements with our licensors or collaborators, or they and/or we may have disagreements with the original inventors, regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of such drug candidates, could require or result in litigation or arbitration, which would be time-consuming and expensive, or could lead to the termination of a license, or force us to negotiate a revised or new license agreement on terms less favorable than the original.

Technology and other aspects of the biopharmaceuticals industry are rapidly changing, and our results of operations will be adversely affected if we are unable to quickly identify and adapt to those changes.

The Company is principally engaged in the rapidly growing and developing field of Life Sciences and Biotechnology. New and improved process- and manufacturing technologies and drugs are constantly being discovered and developed. There is no guarantee that the Company will be able to keep abreast of the latest development and stay ahead of its competition. In the event that the Company fails to do so, its competitiveness and profitability may be adversely affected.

The intellectual property that we own or have licensed relating to our product candidates is limited, which could adversely affect our ability to compete in the market and adversely affect the value of our clients’ product candidates.

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates.

Litigation or third-party claims could require us to spend substantial time and money defending such claims and adversely affect our ability to develop and commercialize our clients’ products.

We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. In addition, third parties may have or may obtain patents in the future and claim that our drug products or technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management's attention may be diverted from operating our business. In addition, any legal action against our licensors or us that seeks damages or an injunction of our commercial activities relating to our drug products or technologies could subject us to monetary liability and require our licensors or us to obtain a license to continue to use our drug products or technologies. We cannot predict whether our licensors or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

Risks Related To Our Business and Industry – Government Regulation and Legal Liability

The biopharmaceuticals and biotech industry is heavily regulated and controls we have in place may not be effective to ensure compliance with all applicable laws and regulations.

The Company’s clients intend to sell products that are heavily regulated and there cannot be any assurances that problems will not arise with regards to the safety and deemed viability of any of its bio-technical products.  The development, testing, manufacturing, pricing, marketing, sales, and reimbursement of our clients’ products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 34 full and part-time employees as of October 31, 2011. We also have significantly fewer employees than other companies that have a similar services offering, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. Government regulations are very extensive in this industry and new or amended regulations that may alter our practice and procedures requirements could be overlooked resulting in increased liability risks. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, which could include the suspension or termination of our clients’ clinical trials, the failure to approve a client’s product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

The status of reimbursement from third-party payors for newly approved health care drugs is uncertain and failure to obtain adequate reimbursement could limit our ability to generate revenue.

Our clients’ ability to commercialize pharmaceutical products may depend, in part, on the extent to which reimbursement for the products will be available from:

●	government and health administration authorities;

●	private health insurers;

●	managed care programs; and

●	other third-party payors.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for our clients’ products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our clients’ products, their market acceptance may be reduced.

Health care reform measures could adversely affect our business.

The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the U.S. or internationally, the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third party payors. In the U.S., health care reform legislation titled the Patient Protection and Affordable Care Act and the Reconciliation Act was signed into law on March 23, 2010. This comprehensive legislation will affect the terms of public and private health insurance and have a substantial impact on the pharmaceutical industry. For example, the new law will impose an annual fee on manufacturers of branded prescription pharmaceuticals that will impact our clients’ products. Regulations to implement this and other provisions related to the research, marketing and sale of such prescription pharmaceutical products could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses. Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our products.

For example, in July 2010, the Centers for Medicare & Medicaid Services, or CMS, released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule did not include oral medications without IV equivalents, such as phosphate binders, in the bundle until January 1, 2014. If phosphate binders are bundled into the composite rate beginning in 2014, separate Medicare reimbursement will no longer be available for phosphate binders. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of this authority may result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, which may also increase costs related to complying with new post-approval regulatory requirements, and increase potential FDA restrictions on the sale or distribution of approved products.

We face product liability risks and may not be able to obtain adequate insurance.

The use of drug candidates manufactured by us for our clients in their clinical trials, and the future sale of any approved drug candidates and new technologies, exposes us to product liability claims and related claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease manufacturing of our clients’ drug candidates or limit commercialization of any approved products.

We intend to expand our insurance coverage to include the commercial sale of any approved products if marketing approval is obtained; however, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We also may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Regardless of merit or eventual outcome, product liability claims may result in:

           ●           decreased demand for a product;

           ●           injury to our reputation;

           ●           our inability to continue to develop a drug candidate;

           ●           withdrawal of clinical trial volunteers; and

           ●           loss of revenues.

Consequently, a product liability claim or product recall may result in losses that could be material.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Description of Property

The headquarters of the Company is located at 4199 Campus Drive, Suite 550, Irvine CA, 92612 where it rents office space at a cost of $1,000 per month.

BPD is located at 12740 Danielson Court, Suite F, Poway, California, where it rents office space at a cost of $5,000 per month.

Alpha Biologics UK is located at Babraham Research Campus, Babraham, Cambridge CB22 3AT United Kingdom, where it rents office space at a cost of $8,500 per month.

Alpha Biologics Sdn Bhd is located at Taman Perindustrian Bukit Minyak, Seberang Perai, Tengah, 14100, Penang, Malaysia.  The facility is owned by the Company but the Company pays $3,500 per month under a ground lease. The facility was purchased with proceeds from a loan in the amount of $11 million from Bank Pembangunan Malaysia Berhad which has a  security interest in the facility and all of Alpha Biologics’ other assets.

Item 3.  Legal Proceedings

The Company is being sued by one holder of a convertible debenture that came to maturity in March 2009. The Company claims this debenture is not binding and declined to pay the outstanding balance of $30,000 presumably owed to 4 individuals. Proceedings have been suspended by the Court to allow for clarification of request and no further action has been taken. On February 10, 2011, the Company settled with all (other) debenture holders.  For additional details, see “Subsequent Events” on page 14 of this Annual Report.

The Company is being sued by a supplier who claims $37,991.95 for unpaid services rendered. Company argues that stay of executions have been exceeded and declines payment.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock trades on the Pink Sheet under the symbol “VPRO”.

The following table sets forth the range of high and low closing prices for the Company's common stock as quoted by the Pink Sheet. These quotations set forth below represent prices between dealers in securities and do not reflect retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$ 0.021	$ 0.010	$ 0.020	$ 0.001
Second Quarter	0.030	0.009	0.025	0.003
Third Quarter	0.014	0.003	0.020	0.003
Fourth Quarter	0.01	0.005	0.040	0.002

As of November 30, 2010, there were 541 shareholders of record. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its common stock and, for the immediate future, intends to retain earnings, if any, to finance development and expansion of its business. Future dividends policy is subject to the discretion of the Board of Directors.

We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

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

On July 8, 2010, 10,500,000 common shares were issued to management at a price of $0.005 per share for services rendered; 2,500,000 to Serge Beausoleil, 2,500,000 to Dr. Rajiv Datar, 2,000,000 to Claude Gingras, 2,000,000 to Dr Scott M. Brown, and 1,500,000 to Jeff Hale.

On July 27, 2010, the Company converted the $35,000 convertible note held by Asher Enterprises Inc. into 3,448,276 shares of common stock.

On November 20, 2010, 20,000,000 shares were issued under a private placement agreement of $100,000.

On December 22, 2010, 9,000,000 shares were issued under a private placement agreement of $45,000.

Item 6.  Selected Financial Data

Not applicable.

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

Overview

Viropro, Inc. conducts operations through its subsidiaries, Biologics Process Development Inc. based in Poway, California (“BPD”), Alpha Biologics based in Malaysia, and Viropro International, Inc. based in Montreal, Canada.

Viropro draws most of its revenues from services rendered to the biotech and biopharma industries on a cost plus percentage basis. This percentage varies according to the type of services rendered.

With the April 14, 2010 completion of our acquisition of BPD, Intas Biopharmaceuticals Ltd. (“Intas”) of India became our controlling shareholder.  Intas is one of India’s leading biotechnology companies, with a “Products” business and a “Contract Services” business.  It is the only biotech company in India that has a cGMP (current Good Manufacturing Practice) biologics facility approved by the European Medicines Agency and has brought four biopharmaceuticals to the market in as many years. Discussions were initiated with Intas in April 2010, regarding a potential acquisition or joint venture with the Contractual Research Division of Intas. As of the date of this report, a definitive agreement has not yet been entered.

Viropro enjoys close working relations with some of the leading biotech research institutes in North America, one of which is the Biotech Research Institute (“BRI”) in Montreal, Canada, a constituent of the National Research Council of Canada. In 2007, Viropro licensed from BRI a high-efficiency expression system platform for antibody production, which will be implemented by Viropro in the development of a Rituxan biosimilar.

Our subsidiary BPD had total revenue of $754,255.77 for the year ended December 30, 2010, which is lower than management anticipated.  BPD’s low revenue is largely attributable to a partial diversion of management resources as management renewed its focus on the business plan being implemented. This means that BPD had to conduct business development not only for its core business near San Diego but also toward development of the entire Viropro structure encompassing Molecular Biology, Purification and Development and Clinical Production.

RESULTS OF OPERATIONS

Years Ended December 31, 2010 and November 30, 2009

Our revenues for 2010 have mostly been generated by our California subsidiary, Biologics Process Development Inc. Out of sales of $571,098, $543,660 was generated by BPD and $27,438 by Viropro International in Montreal. As BPD was acquired on April 1, 2010, only 3 quarters of operations are reflected. For the year 2010, BPD’s sales reached $753,029 a 82% increase on 2009 sales of $412,237.

BPD’s sales were derived from 48 clients compared to 38 in 2009. This broader diversification of clients also is reflected in sales generated by our most important clients: in 2010, the top 2 clients generated 31.76% of sales compared to 41.50% in 2009.

In accordance with our business plan, Viropro International is referred herewith as a segment even though, first and foremost, it is an operating subsidiary. The stable satellite model used in our business model makes each of our subsidiaries both an autonomous operating entity and a segment of our service offer.  For instance, Viropro International focuses on microbiology and handles cloning and sequencing as part of our integrated services from clone to production; this segment should remain a loss leader for the group. Typically, cloning and sequencing services are low cost and present low margin added value.

Operating Expenses

Consulting fees of $288,619 include consulting fees of $193,391 at the holding company level to pay for consulting fees for services rendered by Serge Beausoleil (prior to his resignation in July 2010), Dr. Rajiv Datar, after his appointment in July 2010 and Claude Gingras, the Company’s CEO and CFO.  $123,000 was paid in shares to cover a portion of those fees.  Consulting fees also include $79,044 paid to advisors Gilford Securities and Wellfleet Investment as consultants in our financing efforts.

During 2009, consulting fees were only $57,000 as part of management’s payment was included in Administrative Expenses. This amount was fully paid in shares.

Selling General and Administrative Expenses

SG&A expenses increased by $456,483 from 2009, reflecting the additional costs of consolidating BPD’s expenses. For the 3 quarters since consolidation, $650,372 was expensed at BPD. Viropro Inc. and Viropro International expensed for the year respectively $65,558 and $113,403. For the full year 2010, BPD’s SG&A was $812,806 compared to $654,602 in 2009 or an increase of only 24% which compares very favorably with the above mentioned increase of 82% in sales.

Interest expenses

Viropro Inc. incurred interest expenses of $6,420 on convertible debentures it had issued through 2006, 2007, and 2008. These payments were made in shares rather than cash.

Balance sheet

Working capital

As of December 31, 2010, we had a working capital deficit of approximately $485,000 however this amount includes convertible debentures that have come to maturity for $100,000 and which the Company agreed to settle in shares subsequent to year end. A note to executives in the amount of $75,556 and a $20,447 liability for stock to be issued, and subsequently issued, places net working capital deficit at year end at approximately $290,000.

The Company had no long term debt as of December 31, 2010.  As a result of the subsequent acquisition of Alpha Biologics Sdn Bhd announced in February 2011, the Company has acquired a clinical manufacturing plant with long term debt of approximately $11 million owed to Bank Pembangunan Malaysia Berhad, which has a security interest in the facility and all of Alpha Biologics’ other assets, and the Company intends to refinance the plant and restructure the corporate debt to provide leverage to its equity base.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $58,000 in cash and cash equivalents which is at par with prior year. This level of cash was inadequate. The Company had a burn-rate of 30,000 per month as of December 31, 2010 consisting mostly of managements fees. This did not take into account fees to return to full disclosure which started impacting the burn-rate in April 2011 and which accounts for approximately another $20,000 per month. Then in April 2011, with the acquisition of Alpha Biologics, the Company had to assume Alpha’s own burn rate of approximately $100,000 per month.

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

We will require substantial additional funding in order to attain profitability; our facilities in California and the UK require expansion to be able to bid for more important service requests. Our plant in Malaysia needs to undergo a certification process to attain cGMP clearance and this process will not be completed until at least March 2013; from there, efforts under the eventual first agreements  will not immediately generate cash flow and continued cash deficiency is expected to continue until the end of 2013. We nevertheless believe we would have available cash to fund our operations at least through 2013 based on our current business and operational plans assuming new financings and collaborations are entered. Beyond capital expenditures, the actual amount of cash that we need to operate will depend on a number of factors, including cost of new technology and development programs, clients’ orders, access to required material, availability of human resources and other factors. Further, these requirements may change at any time due to technological advances or competition from other companies.

Our major sources of cash have been proceeds from various private placements of equity securities and revenues from our subsidiary services offer.  We have not yet commercialized any of drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including regulatory approval for drug candidates and successfully selling our services to biopharma clients. We may continue to incur substantial operating losses even if we begin to generate revenues from these sources.

In 2010, financing activities generated $263,025. All financing activities were carried out from issuance of restricted common shares through private placement.

We undertook in April 2011 a private financing effort from which $750,000 was raised through the issuance of 75,000,000 shares; this issuance has not yet been made.

In March 2010, the Company filed its last timely 10-Q and became a limited information issuer from June 2010 when its stock was moved to the Pink Sheets. Given the constraints of raising capital for a limited disclosure issuer, funds from this financing were allocated to the compliance efforts, seeking to produce financial statements for all of our overdue SEC periodic reports. With the filing of this report, three quarterly reports – for the first three quarters of the fiscal year ending December 31, 2011 – remain to be filed, at which time the Company may be eligible to return to full disclosure status.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of the Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

We recognize service revenues as the services are provided. Deferred revenue is recorded when we receive a deposit or prepayment for services to be performed at a later date.

We recognize other revenues at the time such fees and payments are earned.

Accounting Related to Goodwill

As of December 31, 2010, there was approximately $1.9 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

We are required to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition that was used to determine the valuation of goodwill and intangibles. In future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment indicators.

Accounting For Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in maintaining the valuation allowance.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

 Item 7A Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Consolidated Financial Statements and Supplementary Data

The financial statements required by Item 8 are listed in Item 15, submitted as attachments to this Form and incorporated herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

In April 2010, the Company hired Schoenfeld, Mendelsohn, Goldfarb CPAS, of Long Island, New York to assist KBL in preparing the consolidated financial statements. Prior to April 2010, accounting was prepared by a Canadian CPA firm as all operations were performed by our Canadian subsidiary, Viropro International. With BPD, a US-based company, becoming an operating subsidiary with revenues to consolidate, management determined the Company should hire a US CPA firm that would also be able to assist in consolidating the financials of other acquisitions according to US GAAP standards.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Vice President, Chief Financial Officer and Chief Compliance Officer (Principal Legal and Compliance Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that, except as described below with respect to internal control over financial reporting, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management reviewed the results of their assessment with our Board of Directors.

Our management has concluded that as of December 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Management identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010:

The Company acquired Biologics Process Development, Inc. (“BPD”) in April 2010. The Company’s management began to integrate BPD into the Company and enhance the internal controls structure and policies and procedures.  Prior to our acquisition of BPD, BPD operated on a cash basis of accounting rather than an accrual basis.  Following the acquisition, we hired an external accountant specifically to assist us with BPD and began the process of changing BPD to accrual basis accounting. Since December 31, 2010, we have also implemented a number of other changes in internal control over financial reporting, as described in the next paragraph, to remediate material weaknesses.  Management believes that our internal control over financial reporting has improved, but that further improvement is necessary.

Changes in Internal Control Over Financial Reporting

There were a number of changes in our internal control over financial reporting during the year ended December 31, 2010 and thereafter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the BPD acquisition and the material weaknesses described above.  As explained above, prior to the acquisition, BPD used cash basis accounting, and we undertook the process of changing BPD to accrual basis accounting, which was ongoing during the third quarter of 2010 and thereafter.  Additionally, since the acquisition of BPD was consummated in April 2010, we have made changes to the internal control procedures of BPD to strengthen such controls.  For example, among other things, during 2011 we (i)  hired an external accounting firm from San Diego to handle accounting data coming from BPD, (ii) hired a US CPA firm established in Long Island, New York, to collect and assemble accounting information coming from us and each of our operating subsidiaries, VPRI and BPD, (iii) increased the oversight provided by Viropro’s executives over BPD’s operations and financial activities and (iv) instituted procedures to more accurately identify direct costs incurred for each subsidiaries contracts.

Also, following the acquisition of Alpha Biologics Sdn. Bhd., other changes were implemented during the 3rd quarter of 2011. These changes addressed the transfer of information from Alpha’s Malaysian and UK operations to Viropro, Inc., access to banking information and general ledger entries.  All such information is now supervised directly by the Chief Financial Officer before being submitted to our external CPA to produce the quarterly statements and to our external auditor for quarterly review.

In addition, the Company is planning to hire in 2012 another full time employee to further strengthen these functions, which will assist in the process of implementing additional effective internal controls over processes at the corporate level as well as in each subsidiary.

In April 2010, the Company hired Schoenfeld, Mendelsohn, Goldfarb CPAS, of Long Island, New York to assist in preparing the consolidated financial statements.  Prior to April 2010, accounting was prepared by a Canadian CPA firm as all operations were performed by our Canadian subsidiary, Viropro International.

With BPD, a US-based company, becoming an operating subsidiary with revenues to consolidate, management determined the Company should engage a US CPA firm that would also be able to assist in consolidating the financials of other acquisitions.

Attestation Report of Independent Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B.  Other Information.

The following disclosures are incorporated by reference herein:

the description of Alpha Biologics’ loan/credit agreement with Bank Pembangunan Malaysia Berhad, set forth in the section of this report captioned “Management’s Discussion and Analysis—Liquidity and Capital Resources,” and

the description of Viropro’s letter agreement with Spectrum Pharmaceuticals, set forth in the section of this report captioned “Business—Products, goals and objectives.”

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Set forth below is the name, age and length of service of the Company's present directors.

Name	Age	Position	Director Since
Emilio Binavince	69	Director	January 17, 2007
Scott M. Brown	61	Director and Chief Science Officer	January 2010
Rajiv Datar	55	Director, Chief Executive Officer and President	June 2009
Claude Gingras	53	Director, Vice-President and Secretary	March 2008
Jeff Hale	53	Director and Chief Business Officer	August 2010
Cynthia Ekberg Tsai	55	Chairperson and Executive Vice President of Business Development	October 2011

Currently, Dr. Brown is also President and CSO of Biologics Process Development Ltd., or BPD, our Poway-based operating subsidiary.

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

Dr. Scott M. Brown, Ph. D., Chief Science Officer

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

Dr. Rajiv V. Datar, Ph. D.,  Director

Dr. Datar holds a Ph. D in Bioprocess Technology from the Royal Institute of Technology of Stockholm, Sweden and Post-Doctorate in Biochemical Engineering from the Massasuchetts Institute of Technology (MIT). He has graduated as Biochemist / Chemist from the University of Pune, India and has Post-Graduate studies in Chemical Engineering from the University of Manchester, United Kingdom.

With 22 years experience in Biotechnology and Bio-Business in Senior Technical positions at major pharmaceutical concerns as well as Senior Management positions for publicly-traded or startup biotech, Dr. Datar brings an impressive and extensive expertise to the Company.

Moreover, Dr. Datar has hands-on knowledge and experience of successful conclusion of business deals, collaborations (across institutions, companies and countries), public issues, in-licensing and out-licensing deals, raising capital, positioning and sale of technologies/departments, takeovers and biotech start-ups.

Claude Gingras, Director, Vice-President, Chief Financial Officer, Chief Compliance Officer

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

Jeff Hale, Chief Business Officer

Jeff has over 25 years biotechnology and pharmaceutical industry experience, including over 4 years as Vice President and Chief Business Officer of BPD and responsibilities for Business Development. Jeff has been the CEO and President of companies and held executive positions in management, operations, business development and sales that include successful tenures with his own company, Johnson & Johnson and Schering-Plough. Jeff holds an M.B.A. in Business Administration from Pepperdine University.

Cynthia Ekberg Tsai

Cynthia Ekberg Tsai is Executive Vice President for Business Development. She spent 16 years on Wall Street as a Vice President with Merrill Lynch and Kidder Peabody, involved in venture funds, IPOs, and investor relations.  Mrs Tsai is the founder and CEO of HealthExpo, the largest consumer healthcare event in the U.S.  In seven years she grew the enterprise from concept to execution, attracting more than 50 million consumers to HealthExpo.

Mrs. Tsai has achieved international recognition for her expertise in private equity financing and development of high-growth companies by securing private capitalization from high-net worth investors.  Previously, she was a General Partner in MassTech Ventures, a multi-million dollar equity fund focused on technology development at Massachusetts Institute of Technology.  She has served on numerous boards and committees:

•	Member of the Board of the Institute for Global Finance at Pace University (2001-present)
•	Member of the Board of Directors of the White House Project (2001-present)
•	Advisor to the Chairman of Maxim Pharmaceuticals, Inc. (1999-2005)
•	Member of the Board of Directors at the American Association (1999-2002)
•	New York Board of Directors for the Weizmann Institute of Science (2000-2004)
•	Fellow of the Foreign Policy Association (1996-2006)
•	Member of the Economic Club of New York.
•	Advisory Committee Member of the National Institutes of Health (2000-2002)
•	Member of the World Economic Forum (1992-1998)

In 1999, the Harvard Business School Alumni Chapter in New York recognized Mrs Tsai with an Early Stage Honor Roll Award for Entrepreneurship.  In 2004, she also received a “Leading Woman Entrepreneur of the World” Award from the Star Foundation in Oakland Park, Kansas.

Executive Officers

Set forth below is the name, age and length of service of the Company's executive officers.

Name	Age	Position	Length of Service
Scott M. Brown	61	Director and Chief Science Officer	January 2010 – Present
Rajiv Datar	55	President and Chief Executive Officer	March 1, 2008 – Present
Claude Gingras	53	Director, Chief Financial Officer, Chief Compliance Officer, Vice-President and Secretary	March 2008 – Present
Jeff Hale	53	Director and Chief Business Officer	August 2010 – Present
Cynthia Ekberg Tsai	55	Chairperson and Executive Vice President of Business Development	October 2011

*Biographical information may be found for each executive officer under “Directors.”

Certain Significant Consultants.

Viropro International has retained the services of Innium Technologies and both Patrick Daoust and Dr Patrick Benoist are long time consultants to Viropro and key to the Intellectual Property licensed from the Biotech Research Institute.

Name	Age	Position	Length of Service
Patrick Daoust		President, Innium Technologies Inc.	January 2010 – Present
Patrick Benoist		Vice-President, Innium Technologies Inc.	March 1, 2008 – Present

Patrick Daoust

Patrick Daoust has more than ten years experience in bioprocess development. Before creating Innium, he worked for ProMetic Life Sciences in the areas of business development and process management from 2002 to 2005. Because of his technical expertise in developing industrial cell lines, Mr. Daoust was subsequently assigned responsibility for the scientific coordination of bio-generic development. Mr. Daoust has an MSc in microbiology from the University of Montreal.

Dr. Patrick Benoist

With over 20 years of solid experience as a researcher and project leader, Dr. Patrick Benoist has a proven expertise in various fields of biology with a particular focus in biotechnology. He has worked in internationally-renowned research centres including CSIC, CNRS, INRA and UCL. Dr. Patrick Benoist holds a Ph.D. in Microbiology from the University of Paris VII.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Code of Ethics

Our Board of Directors has adopted a corporate code of business conduct that applies to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of business conduct fully complies with the requirements of the Sarbanes-Oxley Act of 2002. Specifically, the code is reasonably designed to deter wrongdoing and promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•	full, fair, accurate, timely and understandable disclosure in public reports,

•	compliance with applicable governmental laws, rules and regulations,

•	prompt internal reporting of code violations to an appropriate person identified in the code, and

•	accountability for adherence to the code.

A copy of the code may be obtained by writing to us at 4199 Campus Drive, Suite 550, Irvine CA, 92612 or contacting us by telephone at (949) 725-2969. Any amendments or waivers to the code that apply to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions will be promptly disclosed to our shareholders.

Item 11.  Executive Compensation

Except as described below, the Company paid no cash or other compensation to any executive officer or director of the Company during the fiscal year ended December 31, 2010.

No executive officers are covered by major medical insurance and disability plans maintained by the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Total ($)
(a)	(b)	(c)(1)	(d)		(j)
Rajiv DatarPresident and Chief Executive Officer	2010	150,000	$10,000	(1)	$160,000

Serge Beausoleil President and Chief Executive Officer	2009	$84,000	$10,000	(2)	$94,000
	2008	$65,825	—		$65,825

Claude Gingras Vice President and Chief Financial Officer
Vice President and Secretary	2010	$68,500	5000	(3)	$73,500
	2009	$60,000	$5000	(4)	$65,000
	2008	$42,800	$—		$42,800
(1) Paid in the form of 2,000,000 common shares.
(2) Paid in the form of 2,000,000 common shares.
(3) Paid in the form of 1,000,000 common shares.
(4) Paid in the form of 1,000,000 common shares.

Consultants’ agreements were executed with both executives. Mr. Beausoleil’s remuneration is set at $84,000 CDN or $79,439 US using an exchange rate as of November 30, 2009 of 0.9457 and Mr. Gingras at $60,000 CDN, or $56,742 US using an exchange rate as of November 30, 2008 of 0.9457. Mr. Beausoleil’s agreement came to term on February 28, 2010 and Mr. Gingras on March 14, 2010. Both agreements call for an automatic renewal with a 5% increase in remuneration.

 Stock Options

The stock option plan was approved and filed by the board of directors in July 2008.  The plan provides for a maximum offering price of $0.50 per share.  During 2010, there were no options granted to board members and employees and no options were exercised during 2011.

Compensation of Directors

 Directors receive no compensation for their service as directors.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Claude Gingras, both director and executive of the Company has signed a one year renewable contractual agreement with the Company. Renewal is automatic and carries an automatic 5% increase in compensation.

The agreement provided for compensation of $60,000 in salary up to June 30, 2010.  Mr. Gingras’ new agreement was entered June 15, 2010 and is currently in its first renewal year, thus his salary as of the filing of this report is $68,500.  The agreement also provides for a car allowance of $350 per month. If the Company terminates the agreement as of the end of any renewal term, it must pay severance equal to one quarter of compensation per contract year worked.  If the Company terminates the agreement prior to the end of a renewal term, severance compensation must be determined on a fiscal quarter basis, and a partial fiscal quarter (if any) must be deemed complete for purposes of calculating the severance compensation owed.  Severance compensation must be paid in shares. Although Mr. Gingras now serves as the Company’s Chief Financial Officer, Vice President, Chief Compliance Officer and Secretary, the agreement, signed 18 months ago in June 2010, identifies him as a ‘Consultant’ who is to act as Vice-President Corporate Affairs, and the agreement is therefore captioned ‘Consultant Service Agreement.’

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common shares as of December 31, 2010, except as otherwise disclosed in the notes below, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common shares based on a review of filings with the Securities and Exchange Commission, or SEC, (ii) our directors, (iii) our named executive officers and (iv) our executive officers and directors as a group.  Except as otherwise described in the following notes, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names.

As of December 31, 2010	Amount and Nature of Beneficial Ownership of Common Shares	Percentage Ownership

Intas Biopharmaceuticals Ltd.	106,916,666	25.6%
Serge Beausoleil	6,162,500	1.5%
Rajiv Datar	2,500,000	0.6%
Claude Gingras	2,290,000	0.5%
Scott M Brown	2,000,000	0.5%

All Executive Officers and Directors as a Group (4 persons)	12,952,500	3.1%

As of November 30, 2011	Amount and Nature of Beneficial Ownership of Common Shares	Percentage Ownership

THG Capital Sdn Bhd	183,844,211	20.1%
Spring Hill Bioventures Sdn Bhd	340,097,294	37.1%
Michelle Leanne Edythe Peake	1,058,665	0.1%
Intas Biopharmaceuticals Ltd.	106,916,666	11.7%
Cynthia Ekberg Tsai	1,000,000	0.1%
Rajiv Datar	17,000,000	1.9%
Claude Gingras	8,470,000	0.8%
Jeff Hale	1,500,000	0.2%
Scott M Brown	2,000,000	0.2%

All Executive Officers and Directors as a Group (6 persons)	31,028,665	3.4%

Equity Compensation Plans

In May 2006, our board of directors approved our 2006 Directors, Officers, Employees and Consultants Stock Option and Stock Award Plan. Any and all grants of stock options must have occurred by June 14, 2011.  Initially the maximum number of shares issuable was 4,200,000, but in 2008 the board increased the amount to 10,000,000.  The plan was available to Viropro, Inc.’s directors, employees and consultants.  Under the registration statement on Form S-8 relating to this plan, the maximum offering price was $0.03 per share. Under the plan, the board had the authority to determine exercise prices, vesting schedules and other terms of the options granted, but were not authorized to set an exercise price of less than fair market value on the grant date.  The plan also contained other provisions customary for stock option plans. Currently, no options that were issued under the plan remain outstanding. In December 2008, our board of directors approved our Fiscal 2008 Nonstatutory Stock Option Plan Amended. The plan is an amended version of a plan first adopted in June 2006.  Any and all grants of stock options must have occurred by June 27, 2011.  Initially the maximum number of shares issuable was 2,500,000, but in 2008 the board increased the amount to 10,000,000.  The plan was available to Viropro, Inc.’s and its subsidiaries’ directors employees and consultants.  Under the registration statement on Form S-8 relating to this plan, the maximum offering price was $0.02 per share.  Under the plan, the board had the authority to determine exercise prices, vesting schedules and other terms of the options granted, but were not authorized to set an exercise price of less than fair market value on the grant date. The plan also contained other provisions customary for non-statutory stock option plans. Currently, no options that were issued under the plan remain outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	[_________](1)(2)
Total	—	—
(1) Includes [________] shares available for issuance under the 2006 Stock Option Plan and [_____] shares available for issuance under the [___________].

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

In accordance with a written policy adopted by the board of directors, future transactions with related parties will be:

•	on terms at least as favorable as those that we would be able to obtain from unrelated parties,

•	for bona fide business purposes, and

•
reviewed and approved by one or more independent directors after full disclosure of the existence and nature of the conflicting interest in the related party transaction by the director involved in the transaction.

Director Independence

The Board of Directors has determined that Emilio Binavince is independent under the NYSE “independent director” listing standards.

Item 14.  Principal Accounting Fees and Services

Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of quarterly financial statements will total $35,000 for the year ended December 30, 2010 and were $49,000 for the year ended November 30, 2009.

Audit-Related Fees

During fiscal 2010 and 2009 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

Tax Fees

During fiscal 2010 and 2009 total tax return preparation fees were $7,500.00 and $7,500.00 respectively.

All Other Fees

During fiscal 2010 or 2009 we did not incur any other fees.

Audit Committee Pre-approval Policy

The Board of Directors, acting as the audit committee, annually approves the principal accountants.

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) The following financial statements are included in Part II, Item 8:

Consolidated Statements of Operations for the Years Ended December 31, 2010 and November 30, 2009 and the One Month Transition Period Ended December 31, 2009

Consolidated Balance Sheets as of December 31, 2010 and Novemer 30, 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and November 30, 2009 and the One Month Transition Period Ended December 31, 2009

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the Years Ended December 31, 2010 and November 30, 2009

(a)(2) Financial Statement Schedules.
Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibits.  The Exhibits listed below and set forth on the Index to Exhibits filed as part of this report are incorporated herein by reference.

Exhibit	Description	Location
2.1	Share Sale Agreement, dated February 22, 2011, by and among Viropro, Inc., THG Capital Sdn Bhd, Spring Hill Bioventures Sdn Bhd and Michelle Leanne Edythe Peake	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC July 8, 2011 (File No. 333-06718)
2.2	Agreement and Plan of Acquisition, dated as of Novembe 15, 2009, by and between Viropro, Inc., Intas Biopharmaceuticals Limited and Biologics Process Development, Inc.	Filed herewith
3.1(i)	Articles of Incorporation	Filed herewith
3.1(ii)	Bylaws	Filed herewith
10.1 *	2008 Non-Statutory Stock Option Plan Amended	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC May 18, 2010 (File No. 333-166910)
10.2*	2006 Directors, Officers, Employees and Consultants Stock Option and Stock Award Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC February 10, 2009 (File No. 333-157206)
14	Code of Ethics	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viropro, Inc.

December 16, 2011	By : /s/ Claude Gingras
Claude Gingras
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the 2nd day of March, 2009.

December 16, 2011	/s/ Rajiv Datar *
Rajiv Datar Director and Chief Executive Officer (Principal Executive Officer)
December 16, 2011	/s/ Claude Gingras *
Claude Gingras Director, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary and Chief Compliance Officer
December 16, 2011	/s/Emilio Binavince
Emilio Binavince Director
December 16, 2011	/s/Cynthia Ekberg Tsai
Cynthia Ekberg Tsai Director

Viropro, Inc.

INDEX TO EXHIBITS

Exhibit	Description	Location
2.1	Share Sale Agreement, dated February 22, 2011, by and among Viropro, Inc., THG Capital Sdn Bhd, Spring Hill Bioventures Sdn Bhd and Michelle Leanne Edythe Peake	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC July 8, 2011 (File No. 333-06718)
2.2	Agreement and Plan of Acquisition, dated as of November 15, 2009, by and between Viropro, Inc., Intas Biopharmaceuticals Limited and Biologics Process Development, Inc.	Filed herewith
3.1(i)	Articles of Incorporation	Filed herewith
3.1(ii)	Bylaws	Filed herewith
10.1 *	2008 Non-Statutory Stock Option Plan Amended	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC May 18, 2010 (File No. 333-166910)
10.2 *	2006 Directors, Officers, Employees and Consultants Stock Option and Stock Award Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC February 10, 2009 (File No. 333-157206)
14	Code of Ethics	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
*           This exhibit is a management contract or compensatory plan or arrangement.

VIROPRO, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and November 30, 2009

Consolidated Statements of Operations For the Years Ended December 31, 2010 and November 30, 2009 and One Month Transition Period Ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2010 and November 30, 2009

Consolidated Statements of Cash Flow For the Years Ended December 31, 2010 and November 30, 2009 and One Month Transition Period Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Viropro, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Viropro, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and November 30, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010 and November 30, 2009 including the transition period from December 1, 2009 through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viropro, Inc. and Subsidiaries as of December 31, 2010 and November 30, 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010 and November 30, 2009 including the transition period from December 1, 2009 through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and is currently in default of its debt instruments and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
November 17, 2011

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009
(IN US$)

ASSETS

	December 31,	November 30,
	2010	2009

CURRENT ASSETS
Cash	$58,932	$54,775
Accounts receivable	103,904	-
Prepaid expenses	10,000	4,863
Total current assets	172,836	59,638

Property and equipment,
net of accumulated depreciation	57,638	2,219
Total fixed assets	57,638	2,219

Security deposits	5,593	-
Goodwill	1,877,479	-
Total other assets	1,883,072	-

TOTAL ASSETS	$2,113,546	$61,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$461,086	$130,420
Convertible debentures	100,000	100,000
Notes payable	75,556	-
Liability for stock to be issued	20,447	200,000
Total current liabilities	657,089	430,420

TOTAL LIABILITIES	657,089	430,420

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,000,000,000 shares authorized,
313,470,570 and 165,072,294 shares issued and outstanding	313,470	165,072
Additional paid in capital	18,549,836	15,555,691
Subscription receivable	(13,000)	-
Accumulated deficit	(17,000,035)	(15,942,686)
Accumulated other comprehensive income (loss)	(393,814)	(146,640)
Total stockholders' equity	1,456,457	(368,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,113,546	$61,857

See notes to the consolidated financial statements.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND NOVEMBER 30, 2009
AND THE ONE MONTH ENDED DECEMBER 31, 2009 AND 2008 (TRANSITION PERIOD)
(IN US$)

	TRANSITION PERIOD - ONE MONTH ENDED		YEAR ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2010	NOVEMBER 20, 2009

REVENUE	$-	$-	$571,098	$-

OPERATING EXPENSES
Consulting fees	-	-	288,619	57,000
Selling, general and administrative	47,227	4,271	1,278,994	822,513
Total operating expenses	47,227	4,271	1,567,613	879,513

NON-OPERATING INCOME (EXPENSE)
Interest expense	(11)	-	(13,634)	(637,102)
Gain (loss) on legal settlement	-	7,833	-	(188,271)
Gain on return of shares for services not rendered	-	-	-	253,326
Gain (loss) on sale of assets	-	2,835	-	3,290
Loss on settlement for conversion of debenture	-	-	-	(16,656)
Total non-operating expenses	(11)	10,668	(13,634)	(585,413)

NET LOSS	$(47,238)	$6,397	$(1,010,149)	$(1,464,926)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(47,238)	$6,397	$(1,010,149)	$(1,464,926)
Foreign currency translation adjustment	38	3,565	(247,212)	(15,431)

COMPREHENSIVE INCOME (LOSS)	$(47,200)	$9,962	$(1,257,361)	$(1,480,357)

EARNINGS (LOSS) PER SHARE
Weighted average shares outstanding -
basic and fully diluted	165,072,294	40,508,434	247,537,712	109,165,872

Earnings (loss) per common share	$(0.00)	$0.00	$(0.01)	$(0.01)

See notes to the consolidated financial statements.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND NOVEMBER 30, 2009 (INCLUDING TRANSITION PERIOD DECEMBER 1, 2009 THROUGH DECEMBER 31, 2009)
(IN US$)

					Deficit			Accumulated
					Accumulated			Other
			Additional	Deferred	During the			Comprehensive
	COMMON STOCK		Paid-In	Stock	Development	Subscription	Accumulated	Income
	Shares	Amount	Capital	Compensation	Stage	Receivable	Deficit	(Loss)	Total

Balamce - November 30, 2008	35,386,160	$35,386	$13,120,834	$-	$(12,506,205)	$-	$(1,971,555)	$(131,209)	$(1,452,749)

Common shares issued for settlement	13,700,000	13,700	212,800	-	-	-	-	-	226,500
Common stock cancelled	(991,632)	(992)	(252,335)	-	-	-	-	-	(253,327)
Common shares issued for cash	62,500,000	62,500	717,499	-	-	-	-	-	779,999
Common shares issued for converted debentures and interest	45,660,866	45,661	1,597,397	-	-	-	-	-	1,643,058
Common shares issued for payment of interest	3,616,900	3,617	107,696	-	-	-	-	-	111,313
Common shares issued for services	5,200,000	5,200	51,800	-	-	-	-	-	57,000
Net loss for the year ended November 30, 2009	-	-	-	-	(1,464,926)	-	-	(15,431)	(1,480,357)

Balance - November 30, 2009	165,072,294	165,072	15,555,691	-	(13,971,131)	-	(1,971,555)	(146,640)	(368,563)

Net loss for the transition period ended December 31, 2009	-	-	-	-	(47,200)	-	-	38	(47,162)

Balance - December 31, 2009	165,072,294	165,072	15,555,691	-	(14,018,331)	-	(1,971,555)	(146,602)	(415,725)

Common shares issued for cash	29,000,000	29,000	9,000	-	-	(13,000)	-	-	25,000
Common shares issued for services	18,200,000	18,200	104,800	-	-	-	-	-	123,000
Issue shares for purchase of subsidiary	97,750,000	97,750	2,834,750	-	-	-	-	-	2,932,500
Common shares issued for conversion of convertible note	3,448,276	3,448	31,552	-	-	-	-	-	35,000
Warrants issued in private placement	-	-	14,043	-	-	-	-	-	14,043
Emergence from development stage	-	-	-		14,018,331	-	(14,018,331)		-
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(1,010,149)	(247,212)	(1,257,361)

Balance - December 31, 2010	313,470,570	$313,470	$18,549,836	$-	$-	$(13,000)	$(17,000,035)	$(393,814)	$1,456,457

See notes to the consolidated financial statements.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND NOVEMBER 30, 2009
AND THE ONE MONTH ENDED DECEMBER 31, 2009 AND 2008 (TRANSITION PERIOD)
(IN US$)

	TRANSITION PERIOD - ONE MONTH ENDED		YEAR ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2010	NOVEMBER 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,200)	$9,962	$(1,010,149)	$(1,464,926)

Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation and amortization expense	-	-	27,538	55,542
Consulting fees - non cash stock compensation	-	-	123,000	57,000
Amortization - financing costs	-	-	-	77,784
Amortization - beneficial conversion features	-	-	-	542,283
(Gain) loss on sale of assets	-	(2,835)	-	(3,290)
(Gain) loss on legal settlement	-	(7,833)	-	-
(Gain) loss on return of shares for services not rendered	-	-	-	(253,326)
Loss on legal settlement	-	-	-	204,928

Change in assets and liabilities
(Increase) decrease in other recievables and payables	-	-	(36,808)	-
(Increase) decrease in prepaid expenses	(22)	(2,827)	34,471	(530)
(Increase) decrease in taxes	-	2,429	-	2,429
Increase (decrease) in accounts payable and accrued expenses	19,281	(6,894)	186,328	58,694
Total adjustments	19,259	(17,960)	334,529	741,514
Net cash (used in) operating activities	(27,941)	(7,998)	(675,620)	(723,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	-	2,835	-	3,340
Purchase of property and equipment	-	-	-	(2,448)
Net cash provided by (used in) investing activities	-	2,835	-	892

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and liability for shares to be issued	-	-	56,000	820,000
Advance from Intas	-	-	170,000	-
Proceeds from notes payable	-	-	37,025	-
Proceeds from convertible debentures	-	-	-	(30,000)
Net cash provided by (used in) financing activities	-	-	263,025	790,000

Effect of exchange rate on cash flows	(7,471)	3,565	452,164	(15,431)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,412)	(1,598)	39,569	52,049

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,775	2,726	19,363	2,726

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,363	$1,128	$58,932	$54,775

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-	$-

SUPPLEMENTAL NONCASH ACTIVITIES:
Acquisition of BPD
Cash	$-	$-	$68,458	$-
Accounts receivable	-	-	67,096	-
Other current assets	-	-	39,586	-
Property and equipment	-	-	82,875	-
Loan receivable	-	-	989,975	-
Security deposits	-	-	5,593	-
Goodwill	-	-	1,877,479	-
Accounts payable	-	-	(125,057)	-
Notes payable	-	-	(73,505)	-

	$-	$-	$2,932,500	$-

Conversion of note payable into common shares	$-	$-	$35,000	$-
Issuance of common stock for liability to issue common stock	$-	$-	$200,000	$-

See notes to the consolidated financial statements.

Note 1: Organization and Basis of Presentation

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification and these audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S.").

VIROPRO, INC. (formerly known as Food Concepts, Inc.) (“Viropro” or the “Company”) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On June 30, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915  “Accounting and Reporting for Development Stage Enterprises”. In 2010, The Company changed its year-end to December 31 to allow the consolidation of financials with Biologics Process Development Inc., of Poway, California (“BPD”) which it acquired on April 1, 2010. As a result of this acquisition, the Company emerged from the development stage and is now a biotech consulting and lab services enterprise.

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

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 2: Going Concern

The Company conducts operations through its subsidiaries, Viropro International Inc. (“VPRI”) and Biologics Process Development Inc. of San Diego, California (”BPD”).  The Company’s new mission is to “Make Quality Biotech Drugs for Clients - Economically and Efficiently.”  Its principal objective is to provide high-end, cost-effective Contractual Research and Manufacturing Services to biotech and biopharmaceutical companies in global markets.  Towards this end, Viropro will transfer its own and/or in-licensed technologies for the industrial-scale production of biotherapeutic proteins such as novel biological entities (NBEs), or biosimilars, or bio-betters – all of which are life-saving treatments for various diseases including cancer, diabetes, hepatitis or multiple sclerosis.   Biotech and biopharma are cutting-edge industries calling for highly specialized installations, equipment, and highly-skilled and highly-educated personnel. Viropro owns and has access to such specialized resources.

Viropro draws most of its revenues from services rendered to the biotech and biopharma industries on a cost plus percentage basis. This percentage varies according to the type of services rendered.

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

Our subsidiary BPD had total revenues of $571,098 for the year ended December 31, 2010 which is lower than expected, and is attributable to a refocusing on the business plan being implemented. This means that BPD had to conduct business development not only for its core business near San Diego but also toward development of the entire Viropro structure encompassing Molecular Biology, Purification and Development and Clinical production.

Viropro’s strategic plan, the implementation of which started in late 2009, is to develop into a premier Biotechnology Contract Research and Manufacturing Services company within 5 years.  The intention is to have our operating subsidiaries provide key services using modern biotechnology principles in the area of biologics process development and cGMP-based biologics contract manufacturing.

Since April 2008, cloning and sequencing operations have been subcontracted to Innium Technology with Viropro holding the exclusive rights on the research.  Innium Technology, an independent and private company, bears the infrastructure and personnel costs leaving Viropro with minimal fixed costs and liabilities.

Currently, Viropro’s focus is primarily on generating contractual work and secondarily on research work.  Contractual work, which typically involves cloning, sequencing, purifying, developing, validating and producing biopharmaceutical products and sub-products, typically generates steadier streams of revenues and cash flow than research work.  This can reduce financial risk for companies who are also engaging in research and development by, amongst other things, providing the funding necessary to conduct R&D.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009
Note 2: Going Concern (Continued)

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. The accumulated deficit of the Company as of December 31, 2010 is $17,000,035. As of April 1, 2010, the Company acquired Biologics Process Development, Inc., as a wholly-owned subsidiary. Income generated from this subsidiary is consolidated into the Company and as a result, the Company emerged from the development stage.

Management’s plans to address these conditions include continued aggressive efforts to expand the Company’s current business. The Company has instituted a comprehensive communications and marketing plan, plans on expanding its networking through appointment of high level advisory boards and plans on hiring external business development personnel.  Management believes that these combined efforts will significantly improve the success rate of sales.  The Company continues to seek additional capital periodically through equity and debt financings.  Additionally, the executive management team has put into place an aggressive cost and expense savings spending plan to identify and eliminate costs which are directly impacting profitability.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by smaller companies attempting to enter established markets and the competitive environment in which the Company operates. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3: Goodwill

On April 14, effective April 1, 2010, Viropro acquired 100% ownership of the stock of BPD. The purpose of the acquisition was to have the capacity to provide contractual research and manufacturing services to biotech and biopharmaceutical companies. Biotech and biopharmaceutical companies are in need of specialized installations and equipment and skilled personnel. BPD is positioned to provide these to Viropro.

The accompanying consolidated financial statements include BPD’s financial results for the period from the purchase date through December 31, 2010, which is three fiscal quarters.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 3: Goodwill (Continued)

The consideration for acquiring BPD’s stock totaled $2,932,500 paid in shares of Viropro’s stock.  Certificates representing 97,750,000 shares of Viropro stock were issued to Intas Biopharmaceuticals LTD.  Viropro acquired the assets and assumed the liabilities as noted below in consideration of the shares of common stock at a value of $1,055,021. Based on the fair values at the effective date of acquisition the purchase price was allocated as follows:

Cash	$68,458
Accounts Receivable	67,096
Other current assets	39,586
Property and Equipment	82,875
Loans receivable	989,975
Other Assets	5,593
Goodwill	1,877,479
Accounts payable and accrued expenses	(125,057)
Notes Payable	(73,505)
$2,932,500

The goodwill will not be amortized but it will be tested annually for impairment. Goodwill in connection with this acquisition is stated at $1,877,479 in the books and records of BPD.

The following table shows pro-forma results for the years ended December 31, 2010 and 2009 as if the acquisition had occurred on January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and BPD for the year ended December 31, 2009, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the BPD.

	Year Ended December 31,
	2010	2009
	Pro forma
	(in thousands)
Revenues	$783,569	$404,699
Net Loss	$(1,011,128)	$(2,055,382)

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 3: Goodwill (Continued)

The revenue and net income of BPD included in the consolidated statement of operations for the years ended December 31, 2010 and 2009 were approximately $571,098 and ($165,712), respectively.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

The Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 requires an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 requires an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.

Note 4: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptionsthat are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 4: Summary of Significant Accounting Policies (Continued)

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

In addition, the Company enters into development agreements for the development of monoclonal antibody-based therapeutics. The terms of these agreements contain multiple deliverables. Payments to the Company under these agreements may include payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones and royalties on product sales. The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASU No. 2010-17, Revenue Recognition—Milestone Method, in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. As of December 31, 2010, the Company had one such agreement in place, with Intas Biopharmaceuticals Ltd of Amhedabad, India, for the development of a generic Rituximab.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 4: Summary of Significant Accounting Policies (Continued)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of December 31, 2010.

Accounts receivable are generally due within 10 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

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

Fixed Assets and Long-Lived Assets

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

Depreciation expense for the one month ended December 31, 2009 and 2008 was nil, and for the years ended December 31, 2010 and 2009 was $27,538 and $55,542, respectively.

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

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 4: Summary of Significant Accounting Policies (Continued)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Years ended
	December 31,	November 30, 30,
	2010	2009
Net (loss)	$(1,010,149)	$(1,464,926)

Weighted-average common shares Outstanding (Basic)	247,537,712	109,165,872
Weighted-average common stock Equivalents
Stock options	-	-
Warrants	1,550,000	-
Weighted-average common shares Outstanding (Diluted)	249,087,712	109,165,872

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10“Share Based Payments”for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s results of operations.

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

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 4: Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Fair Value Measurements

In September 2006, FASB issued ASC 820,Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 did not have a material impact on the consolidated financial statements.

In February 2007, FASB issued 825-10,The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 4: Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In March 2008, FASB issued ASC 815,Disclosures about Derivative Instruments and Hedging Activities, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, ASC 350-30 was issued, Determination of the Useful Life of Intangible Assets (“ASC 350-30”). The Company was required to adopt ASC 350-30 on December 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of ASC 350-30 did not materially impact the Company’s financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of ASC 470-20 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The adoption of ASC 815-40 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65 was issued, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of all the standards issued for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and believes that the adoption of ASC 470-20-65 did not have a material effect on that accounting.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 4: Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05,Fair Value Measurement and Disclosures (Topic 820)(“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10,Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06,Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The adoption of this standard did not materially impact the Company’s financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 5: Property and Equipment

Equipment as of December 31, 2010 and November 30, 2009 were as follows:

Estimated Useful Lives
	Years	December 31, 2010	November 30, 2009
Computer Equipment	3-5	$316,052	$2,639
Less : Accumulated Depreciation		258,414	(420)
Equipment, net		$57,638	$2,219

There was $27,538 and $55,542 charged to operations for depreciation expense for the years ended December 31, 2010 and November 30, 2009, respectively.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 6: Income Taxes

As of December 31, 2010, the Company has a net operating loss carry forward of approximately $8,710,000.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2030.  Components of net deferred tax assets, including a valuation allowance, are as follows:

2010
Deferred tax assets:
Net operating loss carryforward	$2,961,400
Total deferred tax assets	2,961,400
Less: Valuation Allowance	(2,961,400)
Net Deferred Tax Assets	$-

The valuation allowance for deferred tax assets as of December 31, 2010 was $2,961,400.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010 and November 30, 2009:

	2010	2009
Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	0.0%	0.0%

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 7: Convertible Debentures

On March 1, 2006, the Company commenced an offering of convertible debentures.  The offering consisted of a minimum of 700 and a maximum of 1,300 debentures at a price of $1,000 per debenture.  The debentures were convertible into common shares at $0.20 per share through March 1, 2009, and bear interest at 6% per annum.  In conjunction with the sale of each $1,000 debenture, the Company would issue 5,000 warrants to purchase common shares at $0.25 per share expiring on March 1, 2009.  Through November 30, 2006, an aggregate of $713,429 had been received in cash.

As of May 31, 2007, the entire subscription of $1,300,000 had been collected.  The Company had determined the debentures to have a beneficial conversion feature totaling $420,527.   The beneficial conversion feature had been recorded as a debt discount which was being amortized over  the  life  of the loans.  The beneficial conversion feature was valued under the Black-Scholes options pricing model using the following assumptions: a stock price between $0.19 and $1.19; estimated life of 3 years; historical volatility rate ranging between 205% and 251% and debt discount rate of 6.00%. The investors had 3 years from March 1, 2006 to exercise up to 6,500,000 warrants.  The warrant strike price was $0.25 per share of restricted stock.  The Company had determined the warrants to have a value of $838,587 which had been reflected as a financing cost and was amortized over the life of the loans.  The warrants were valued under the Black-Scholes options pricing model.

On October 2007, the Company announced an expected $1.5 Million financing.  On December 21, 2007, the Company informed its Stockholders that the first tranche of $300,000 related to the $1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the Company raised only $70,000 from this first tranche of $300,000, and this $70,000 remains outstanding as of December 31, 2010.

In early 2008, Viropro issued up to $1,300,000 of convertible debentures to 9188- 5400 Québec Inc. a private holding company.

From March 1, 2007 to March 1, 2009 investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures totaling $56,000 were settled with cash.

At the maturity date of the debentures, the Company offered to the owners to exchange the debentures for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to convert $603,000 of debentures, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totaling $25,000 were settled with $5,000 in cash.  At December 31, 2010 outstanding debentures of $30,000 relating to four debenture holders were still unpaid and are in default. The Company is involved in litigation regarding this outstanding total (See Note 12).

On October 2007, the Company raised $70,000 by issuing a convertible debenture to Westward Inc. a private holding company.  The Company has determined the $70,000 debenture has a beneficial conversion feature totaling $22,165.  The beneficial conversion feature had been recorded as a debt discount and was amortized over the life of the loan.  The beneficial conversion feature was valued using the intrinsic value method using the following assumptions: a stock price of $0.08 and an estimated life of 2 years. This debenture bears an annual interest rate of 6%, the conversion price is set at $0.06 per share and the maturity is November 1, 2009. The beneficial conversion feature was fully amortized as of November 30, 2009. The $70,000 debenture remains outstanding as of December 31, 2010.

The total of the convertible debentures from all financings is $100,000 at December 31, 2010.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

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

Note 9: Notes Payable – Related Parties

The Company consolidated a $60,000 note payable to the founder of BPD and currently Chief Science Officer of the Company. The note is non-interest bearing and due on demand. The amount is included in current liabilities on the consolidated balance sheet at December 31, 2010.

The Company has also been advanced $15,556 from other officers of the Company, through December 31, 2010. The advance is also non-interest bearing and due on demand. This advance is included in current liabilities on the consolidated balance sheet at December 31, 2010.

Note 10: Stockholders’ Deficit

During the five month period ended November 30, 2003, the Company implemented a 1 to 12.14 reverse stock split. All share and per share amounts have been restated to effect this split.

During November 2004, the Company issued 250,000 shares pursuant to the exemption contained in Regulation S for cash aggregating $50,000.

During December 2004, the Company filed a Registration Statement under Rule S-8 and issued 1,000,000 shares for services rendered during the year ended November 30, 2004. The fair value of these shares of $305,000 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

During December 2004, the Company issued 682,500 shares pursuant to the exemption contained in Regulation S for cash received prior to November 30, 2004, aggregating $136,500. In conjunction with this offering the Company issued 1,457,500 warrants to purchase common shares at $.25 per share. The warrants expired in December 2006.

During February 2005, the Company issued 2,152,000 shares for services performed during the year ended November 30, 2004. The fair value of these shares of $748,640 has been recorded as a stock subscription at November 30, 2004 and charged to operations during the year ended November 30, 2004.

During February 2005, the Company issued 493,200 shares pursuant to the exemption contained in Regulation S for cash received in the aggregate amount of $105,660. In conjunction with this offering the Company also issued741,400 warrants to purchase shares at $0.25 per share and 50,000 warrants to purchase shares at $0.35 per share. The warrants expire in February 2007.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 10: Stockholders’ Deficit (Continued)

During February 2005, the Company issued 685,000 shares for services performed. The shares were valued at their fair market value of $287,700 which was charged to operations during the year.

During March 2005, the Company issued 850,000 shares pursuant to a Form S-8 Registration Statement for services provided. These shares were valued at their fair market value of $405,150 which was charged to operations during the year.

During the period from February to May 2005, the Company issued 922,430 shares pursuant to the exemption contained in Regulation S for cash received aggregating $184,986. In conjunction with this offering the Company issued 543,930 warrants to purchase shares at $0.25 per share. The warrants expired in 2007.

During June 2005, the Company issued 1,245,000 shares for services performed. The shares were valued at their fair market value of $361,050 which was charged to operations during the year.

During September 2005, the Company issued 3,485,965 shares for services performed. The shares were valued at their fair market value of $697,194 which was charged to operations during the year.

During the period from September through November 2005, the Company agreed to issue an aggregate of 1,487,500 shares pursuant to the exemption contained in Regulation S for cash received of $297,500 and 125,000 shares for a receivable of $25,000 which was paid in March 2006. In conjunction with this offering the Company issued 1,597,500 warrants to purchase shares at $0.25 per share. The warrants expired during the last four months of 2007. In addition the Company agreed to issue 300,000 shares for services performed and to be performed which were valued at their fair market value of $60,000. Through November 30, 2005, the Company has charged $15,000 to operations related to this issuance.

At February 28, 2006, the shareholders approved an increase in share capital to 45,000,000 authorized shares of with a par value of $0.001.  On October 25, 2006, the shareholders approved an additional increase in share capital to 100,000,000 authorized shares of common stock.

During the period December 2005 through November 2006, the Company issued an aggregate of 9,108,555 shares for consulting services rendered totaling $3,032,899.  In January 2006, the Company issued 3,500,000 shares valued at $1,050,000 in exchange for a patent.  During the period December 2005 through November 2006, the Company issued an aggregate of 4,000,997 shares pursuant to the exemption contained in Regulation S for cash received of $705,588.

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

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 10: Stockholders’ Deficit (Continued)

During July 2007, 1,336,336 shares were issued for services performed, which were valued at their fair market value totaling $133,634.

During October 2007, 740,000 shares were issued for conversion of debentures, valued at $148,000 or $0.20 per share.

During November 2007, 121,820 shares were issued for payment of interest on the debentures, valued at $24,364 or $0.20 per share.

During November 2007, 600,000 shares were issued pursuant to the exemption contained in Regulation S for cash in the amount of $62,000.  The Company expensed $69,861 of previously issued shares recorded as deferred compensation. On March 19, 2007, the Company received $30,000 for 375,000 shares at $0.08 per share of stock. As of May 31, 2008, the Company had not issued any of these shares and accordingly has reflected $30,000 as a common stock payable.

On April 1, 2008, a holder of the Company’s convertible debentures agreed in writing to convert their debentures into shares of the Company’s common stock.  The Company converted $30,000 of principle on the debentures in exchange for the issuance of 150,000 shares.

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

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 10: Stockholders’ Deficit (Continued)

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

During December 2008, the Company issued 5,000,000 shares to BPD pursuant to the exemption contained in Regulation S for cash aggregating $50,000.

During December 2008, the Company issued 750,000 shares to settle a claim against the Company and resulting in a loss on settlement of $22,500.

During February 2009, the Company issued 20,000,000 shares to BPD pursuant to the exemption contained in Regulation S for cash aggregating $200,000.

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

During March 2009, the Company repurchased convertible debentures issued to Securecap against issuance of 13,661,600 shares valued at $315,465 or $0.05 per shares. The outstanding balance of the debentures stands, as of November 30, 2009 at $30,000.

In April 2009, the Company issued 500,000 shares to Citivac for services rendered.

In June 2009, the Company issued 2,000,000 shares to Financial Pacific to settle a claim.

In June 2009, the Company issued 8,333,333 shares to BPD as conversion of the debenture it had purchased from First Royalties.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 10: Stockholders’ Deficit (Continued)

In July 2009, the Company issued 1,225,000 shares to 9188-5400 Quebec Inc. as interest payment on the First Royalties convertible debentures.

In July 2009, as part of the process to acquire Viropro, Inc. Intas Pharmaceuticals Ltd. converted its September 2007 milestone payment into 9,000,000 shares;

In July 2009, the Company issued 37,500,000 shares to BPD for cash investments totaling $250,000.

In August 2009, the Company issued 500,000 shares to Immuno Japan as settlement to cancel agreement entered into in 2004.

In August 2009, the Company issued 8,333,333 shares to BPD as conversion of the debenture BPD had purchased from First Royalties.

In September 2009, the Company issued 1,250,000 shares to Financial Pacific to settle a claim against the Company.

In September 2009, the Company issued 400,000 shares to 6143865 Canada Inc. to settle payment of a debt that had matured in March 2009.

In November 2009, the Company issued 500,000 shares to Richard Arcand as payment for services rendered.

In March 2010, 3,200,000 shares were issued to Cansim Minas SA de CV for services, valued at $48,000 or $0.015 per share.

On April 20, 2010, 79,166,666 shares issued to BPD to acquire VIROPRO, INC. were cancelled and reissued with an additional 27,750,000 shares to Intas Biopharmaceuticals Ltd. and a 70,000,000 shares to IBP LLC as payment for the acquisition of BPD, for a total of 97,750,000 shares valued at $2,932,500. The Company recorded $1,877,479 in goodwill in this transaction.

On May 27, 2010, 2,000,000 shares were issued to Claude Gingras and 2,500,000 to Serge Beausoleil under a Form S-8 Registration Statement, for a value of $22,500.

On July 8, 2010, 10,500,000 shares were issued to management at a price of $0.005 per share for services rendered; 2,500,000 to Serge Beausoleil, 2,500,000 to Dr. Rajiv Datar, 2,000,000 to Claude Gingras, 2,000,000 to Dr Scott M. Brown, and 1,500,000 to Jeff Hale.

On July 27, 2010, the Company converted the $35,000 convertible note held by Asher Enterprises Inc. into 3,448,276 shares of common stock.

On November 20, 2010, 20,000,000 shares were issued under a private placement agreement of $20,000.

On December 22, 2010, 9,000,000 shares were issued under a private placement agreement of $18,000.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 10: Stockholders’ Deficit (Continued)

Warrants

The Company issued 1,550,000 warrants to individuals investors in connection with a $31,000 private placement of 1,550,000 common shares at $0.02 in July 2010. The common shares were issued in January 2011, however the warrants were issued in July 2010. The warrants have an exercise price of $0.025 per share and term of 2 years.  The Company valued the warrants at $14,043, and have reflected this in additional paid in capital. The remaining $16,957 is reflected as a liability for stock to be issued in the consolidated balance sheet at December 31, 2010.

The following is a breakdown of the warrants:

Warrants	Exercise Price	Date Issued	Term
1,550,000	$0.025	07/01/2010	2 years

Note 11: Commitments and Contingencies

During the periods covered by these consolidated financial statements, the Company issued shares of common stock and subordinated debentures without registration under the Securities Act. Although the Company believes that the sales did not involve a public offering of its securities and the Company did comply with the “safe harbor” or other exemptions from registration under rules and regulations of the Securities Act, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements and pursuant to Regulation S. The Company believes that it complied with the requirements of Form S-8 and Regulation S in regard to these issuances; however, if it were determined that the Company did not comply with these provisions, this could have a material impact on the Company’s financial position and results of operations.  The Company cannot otherwise estimate the potential loss or range of loss it might experience if it were determined that the Company had violated the Securities Act by failing to comply with Securities Act safe harbors, Regulation S, other Securities Act exemptions or the requirements for use of Form S-8.

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

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

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

On February 10, 2011, the Company settled litigation with Securcap Debenture holders; the Company agreed to convert all outstanding debentures into common shares in exchange for the holders dismissing all claims. Shares have not been issued yet.

On February 22, 2011, the Company announced it had entered into an agreement to acquire Alpha Biologics Sdn Bhd in a share exchange transaction that was completed on July 12, 2011. Alpha Biologics Sdn Bhd operates a clinical production facility in Penang, Malaysia and its 100% owned subsidiary in Cambridge UK operates a protein purification and development facility.  For additional information, please see “Management’s Discussion and Analysis – Subsequent events” in Item 2 of Part 1 of this year-end report.

From the period January 1, 2011 through October 31, 2011, the Company issued an additional 602,619,000 shares of common stock.

•	On January 14, 2011 a total of 13,669,000 shares were issued to Serge Beausoleil and Claude Gingras as payment for their regular consulting fees payable dating back July 2010.
•	On January 27, 2011, 4,000,000 shares were issued in a private placement that began in December 2010.
•	On January 27, 2011, 1,550,000 shares were issued in a private placement that began in July 2010.
•	On February 18, 2011 a payment of 4,500,000 shares was processed to a non related third party for services rendered.
•	On March 15, 2011, 200,000 shares were cancelled as per Court Order received by the transfer agent.
•	On March 17, 2011, 5,000,000 shares were issued pursuant to a Private Placement and 6,500,000 from the conversion of a debenture.
•	On April 26, 2011, 7,500,000 shares were issued pursuant to a private placement.
•	On May 2, 2011, 17,000,000 shares were issued to Rajiv Datar and 4,000,000 Claude Gingras to offset due fees and expense accounts.
•	On June 2, 2011, 5,000,000 shares were issued to a consultant.

VIROPRO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND NOVEMBER 30, 2009

Note 13: Subsequent Events (Continued)

•	On June 16, 2011, 6,000,000 shares were issued to Innium Technologies as payment in shares for services rendered.
•	On July 5, 2011, 100,000 shares were issued to Bernard Twyford Raymond at a reputed cost of $0.03 for services rendered.
•
On July 11, 2011, as per the agreement to acquire Alpha Biologics Sdn Bhd disclosed in February 2011,  340,097,124 shares were issued to Springhill Bioventures Sdn Bhd,  183,844,211 shares to THG Capital Sdn Bhd and 1,058,665 shares to Michelle Leanne Peake all at a value of $0.04.

•	On July 22, 2011, 1,000,000 shares were issued to Cynthia Tsai and 1,000,000 restricted shares to Andrew Boico at a value of $0.03.
•	In August 2011, a judgment by default for $25,000 for an outstanding balance towards IAS Equities was awarded to plaintiff. Management is currently negotiating a settlement in shares.
•	On October 26, 2011, 1,000,000 shares were issued to Cooper Global Communications at a price of $0.05 as per the agreement of August 2011.