Form 10-Q
period 2011-03-31
VIROPRO INC
filed 2012-02-06
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☐                      No ☑

As of March 31, 2011 the number of the Company's shares of par value $.001 common stock outstanding was 348,489,570.

VIROPRO, INC.
FORM 10-Q
March 31, 2011

VIROPRO, INC.
FORM 10-Q
March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in such annual report.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010
(IN US$)

ASSETS

	March 31,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash	$71,676	$58,932
Accounts receivable	89,292	103,904
Prepaid expenses	60,074	10,000
Total current assets	221,042	172,836

Property and equipment,
net of accumulated depreciation	52,314	57,638
Total other assets	52,314	57,638

Security deposits	5,593	5,593
Goodwill	1,877,479	1,877,479
	1,883,072	1,883,072

TOTAL ASSETS	$2,156,428	$2,113,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$538,821	$461,086
Convertible debentures	67,500	100,000
Notes payable	73,556	75,556
Liability for stock to be issued	50,000	20,447
Total current liabilities	729,877	657,089

TOTAL LIABILITIES	729,877	657,089

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 1,000,000,000 shares authorized,
348,489,570 and 313,470,570 shares issued and outstanding	348,489	313,470
Additional paid in capital	18,798,909	18,549,836
Subscription receivable	-	(13,000)
Accumulated deficit	(17,326,273)	(17,000,035)
Accumulated other comprehensive income (loss)	(394,574)	(393,814)
Total stockholders' equity	1,426,551	1,456,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,156,428	$2,113,546

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(IN US $)

	THREE MONTHS ENDED
	MARCH 31, 2011	MARCH 31, 2010

REVENUE	$232,237	$-

OPERATING EXPENSES
Wages, consulting and professional fees	391,593	48,000
Selling, general and administrative	165,382	43,278
Total operating expenses	556,975	91,278

NON-OPERATING INCOME (EXPENSE)
Interest expense	(1,500)	(984)
Total non-operating expenses	(1,500)	(984)

NET LOSS	$(326,238)	$(92,262)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	330,090,714	165,872,294

NET LOSS PER SHARE	$(0.00)	$(0.00)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Net loss	$(326,238)	$(92,262)
Currency translation adjustments	(760)	688

	$(326,998)	$(91,574)

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(IN US $)

	THREE MONTHS ENDED
	MARCH 31, 2011	MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(326,238)	$(92,262)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,324	-
Consulting fees - non cash stock compensation	86,345	48,000

Change in assets and liabilities
Decrease in accounts receivable	13,802	-
(Increase) decrease in prepaid expenses	(50,074)	(10,551)
(Increase) decrease in taxes	-	-
Increase (decrease) in accounts payable and accrued expenses	78,335	(46,836)
Total adjustments	133,732	(9,387)
Net cash provided by (used in) operating activities	(192,506)	(101,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and liability for shares to be issued	208,000	-
Proceeds from notes payable, net of repayments	(2,000)	-
Proceeds received for stock to be issued	-	80,231
Net cash provided by (used in) financing activities	206,000	80,231

Effect of exchange rate on cash flows	(750)	8,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,744	(13,307)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	58,932	19,363

CASH AND CASH EQUIVALENTS - END OF PERIOD	$71,676	$6,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

NONCASH ACTIVITIES:
Shares of common stock issued for conversion of debentures	$32,500	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2010 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

VIROPRO, INC. (formerly known as Food Concepts, Inc.) (“Viropro” or the “Company”) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On June 30, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915  “Accounting and Reporting for Development Stage Enterprises”. The Company is currently developing a generic version of a biopharmaceutical drug. On April 1, 2010, with the acquisition of Biologics Process Development Inc. outside of San Diego, California (“BPD”), the Company emerged from the development stage and is now a biotech consulting and lab services enterprise.

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

Our subsidiary BPD had total revenues of $232,237 for the quarter ended March 31, 2011, in line with expectations. This means that BPD had to conduct business development not only for its core business near San Diego but also toward development of the entire Viropro structure encompassing Molecular Biology, Purification and Development and Clinical production.

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

The Company has experienced significant losses from operations. The accumulated deficit of the Company as of March 31, 2011 is $17,326,273. As of April 1, 2010, the Company acquired Biologics Process Development, Inc., as a wholly-owned subsidiary. Income generated from this subsidiary is consolidated into the Company and as a result, the Company emerged from the development stage.

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

The following table shows pro-forma results for the three months ended March 31, 2011 and 2010 as if the acquisition had occurred on January 1, 2010. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and BPD for the three months ended March 31, 2010, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the BPD.

	Three Months Ended March 31,
	2011	2010
	Pro forma
	(in thousands)
Revenues	$232,237	$212,470
Net Loss	$(18,672)	$979

The revenue and net income of BPD included in the consolidated statement of operations for the three months ended March 31, 2011 were approximately $ 232,237 and ($ 461,716 ), respectively.

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

Revenue Recognition- expand with language form audited financials and update

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of March 31, 2011.

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

Depreciation expense for the three months ended March 31, 2011 and 2010 was $5,324 and nil, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2011	2010

Net (loss)	$(326,238)	$(92,262)

Weighted-average common shares Outstanding (Basic)	330,090,714	165,872,294

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	1,550,000-	-

Weighted-average common shares Outstanding (Diluted)	331,640,7147	165,872,294

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted.

The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 5: Property and Equipment

Equipment as of March 31, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated Useful Lives
	Years	March 31, 2011	December 31, 2010
Computer Equipment	3-5	$316,052	$316,052
Less : Accumulated Depreciation		263,738	258,414
Equipment, net		$52,314	$57,638

There was $5,324 and $0 charged to operations for depreciation expense for the three months ended March 31, 2011 and 2010, respectively.

Note 6: Income Taxes

As of March 31, 2011, the Company has a net operating loss carry forward of approximately $9,036,000.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2031.  Components of net deferred tax assets, including a valuation allowance, are as follows:

2011
Deferred tax assets:
Net operating loss carryforward	$3,072,240
Total deferred tax assets	3,072,240
Less: Valuation Allowance	(3,072,240)

Net Deferred Tax Assets	$-

The valuation allowance for deferred tax assets as of March 31, 2011 was approximately $3,072,240.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2011 and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2011:

	2011	2010

Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

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

On October 2007, the Company announced an expected $1.5 Million financing.  On December 21, 2007, the Company informed its Stockholders that the first tranche of $300,000 related to the $1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the Company raised only $70,000 from this first tranche of $300,000, and this $70,000 was outstanding as of December 31, 2010. In March 2011, an individual investor purchased a portion of these debentures for $32,500 and this amount was converted into 6,500,000 shares. $37,500 remains outstanding at March 31, 2011.

In early 2008, Viropro issued up to $1,300,000 of convertible debentures to 9188- 5400 Québec Inc. a private holding company.
From March 1, 2007 to March 1, 2009 investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures totaling $56,000 were settled with cash.
At the maturity date of the debentures, the Company offered to the owners to exchange the debentures for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to convert $603,000 of debentures, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totaling $25,000 were settled with $5,000 in cash.  At March 31, 2011 outstanding debentures of $30,000 relating to four debenture holders were still unpaid and are in default. The Company is involved in litigation regarding this outstanding total (See Note 12).

The total of the convertible debentures from all financings is $67,500 at March 31, 2011.

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

Note 9: Notes Payable – Related Parties

The Company consolidated a $60,000 note payable to Scott Brown who is our founder of BPD and is currently the Chief Science Officer of the Company.  The note is non-interest bearing and due on demand. The amount is included in current liabilities on the consolidated balance sheet at March 31, 2011.

The Company has also been advanced $13,556 (net of repayments of $2,000 in the three months ended March 31, 2011) from other officers of the Company, through March 31, 2011. The advance is also non-interest bearing and due on demand. This advance is included in current liabilities on the consolidated balance sheet at March 31, 2011.

Note 10: Stockholders’ Deficit

The issuances of common stock for the three months ended March 31, 2011 and year ended December 31, 2010 are as follows:

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

On July 8, 2010, 10,500,000 restricted shares were issued to management at a price of $0.005 per share for services rendered; 2,500,000 to Serge Beausoleil, 2,500,000 to Dr. Rajiv Datar, 2,000,000 to Claude Gingras, 2,000,000 to Dr Scott M. Brown, and 1,500,000 to Jeff Hale for an aggregate value of $52,500.

On July 27, 2010, the Company converted the $35,000 convertible note held by Asher Enterprises Inc. into 3,448,276 shares of common stock.

On November 20, 2010, 20,000,000 shares were issued under a private placement agreement of $20,000.

On December 22, 2010, 9,000,000 shares were issued under a private placement agreement of $18,000.

On January 14, 2011 a total of 13,669,000 were issued to Serge Beausoleil and Claude Gingras as payment for their regular consulting fees payable at a value of $68,345.

On January 27, 2011, 4,000,000 shares were issued in a private placement for $20,000.

On January 27, 2011, 1,550,000 shares were issued in a private placement for $20,447, which proceeds were received in 2010 and this was reflected as a liability for stock to be issued at December 31, 2010.

On February 18, 2011 a payment in shares of 4,500,000 shares was processed to a non related third party for services rendered valued at $18,000.

On March 15, 2011, 200,000 shares were cancelled as per Court Order received by the transfer agent.

On March 17, 2011, 5,000,000 shares were issued pursuant to a Private Placement for $125,000 and 6,500,000 from the conversion of a debenture in the amount of $32,500.

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

Note 13: Subsequent Events

•
On February 22, 2011, Company announced it had acquired Alpha Biologics Sdn Bhd of Penang Malaysia for payment in share representing 21 million dollars. This transaction allowed acquisition of a Clinical Production Facility in Malaysia and a Process Development Lab in Cambridge UK. Transaction was closed in July 2011.

•	On April 26, 2011, 7,500,000 were issued pursuant to a private placement.

•	On May 2, 2011, 17,000,000 shares were issued to Rajiv Datar and 4,000,000 Claude Gingras to offset due fees and expense accounts.

•	On June 2, 2011, 5,000,000 shares were issued to a consultant.

•	June 16, 2011, 6,000,000 shares were issued to Innium Technologies as payment in shares for services rendered.

•	July 5, 2011, 100,000 shares were issued to Bernard Twyford Raymond for services rendered

•	July 11, 2011:

o	340,097,124 shares were issued to Springhill Bioventures Sdn Bhd
o	183,844,211 issued to THG Capital Sdn Bhd
o	1,058,665 issued to Michelle Leanne Peake
Under the share purchase agreement for Alpha Biologics Sdn Bhd

•	On July 22, 2011, Cynthia Tsai and Andrew Boico were issued both 1,000,000 shares for services rendered.

•	October 2011, 1,000,000 shares were issued to Cooper Global Communication under the Investors Relations Agreement.

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

Currently, Viropro’s focus is primarily on generating contractual work and secondarily on research work.  Contractual work, which typically involves cloning, sequencing, purifying, developing, validating and producing biopharmaceutical products and sub-products, typically generates steadier streams of revenues and cash flow than research work.  This can reduce financial risk for companies who are also engaging in research and development by, among other things, providing the funding necessary to conduct R&D. Viropro typically generates the larger portion of its revenues from contractual work. For the quarter ended March 31, 2011, these revenues represented 100% of Viropro’s revenues.

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

First quarter events

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

Subsequent events

In May 2011, Biologics Process Development, the California subsidiary, announced its intention to double the size of its facilities.

In October 2011, Cynthia Ekberg Tsai was appointed Chairman of the Board.

Results of Operations

Three Months Ended March 31, 2011 and March 31, 2010

Revenues and Operating Loss — Revenues were $232,237 for the first three months of 2011 compared to nil for the same period in 2010. All revenues were generated by BPD. Operating expenses totaled $556,975 for 2011 versus $91,278 for 2010. The increase in expenses was all attributable to the BPD operations. The net loss for 2011 of $326,238 was the result of added fees to remain compliant with the public reporting of the Company’s financial statements.

These numbers are in line with expectations. Though the Company has announced an agreement with Spectrum Pharmaceuticals on the development of a biosimilar, no revenues are expected to be generated in 2011.

Liquidity and Capital Resources — Material Changes In Financial Condition and Longevity

As of March 31, 2011, the Company had a working capital deficiency of $508,835 and $71,676 in cash. In April 2011, Viropro received additional equity infusions of approximately $600,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, and the identification of material weaknesses in internal control over financial reporting as described below, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

On June 21, 2009 a $5,000 Securecap convertible debenture holder initiated procedures against the Company to recover capital due at maturity. Management of the Company had offered to the holder, as it had done will all Securecap Convertible Debenture holders, to convert its debenture into common shares at a lower price than the initially set price. The claim was filed in the Small Claims Court of Montreal, district of Longueuil, Province of Quebec, Canada under file no 505-32-025648-099. Company has entered into agreement with plaintiff for a settlement by issuance of 166,667 shares. However these shares have not yet been issued.

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

Dated:   February 6, 2012.