Form 10-Q
period 2011-06-30
VIROPRO INC
filed 2012-02-16
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☐                      No ☑

As of June 30, 2011 the number of the Company's shares of par value $.001 common stock outstanding was 387,989,570.

VIROPRO, INC.
FORM 10-Q
June 30, 2011

VIROPRO, INC.
FORM 10-Q
June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in such annual report.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
(IN US$)

ASSETS

	June 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash	$191,090	$58,932
Accounts receivable	52,892	103,904
Prepaid expenses	346,151	10,000
Total current assets	590,133	172,836

Property and equipment,
net of accumulated depreciation	70,570	57,638
Total other assets	70,570	57,638

Security deposits	5,593	5,593
Goodwill	1,877,479	1,877,479
	1,883,072	1,883,072

TOTAL ASSETS	$2,543,775	$2,113,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$649,666	$461,086
Convertible debentures	67,500	100,000
Notes payable	73,556	75,556
Liability for stock to be issued	634,000	20,447
Total current liabilities	1,424,722	657,089

TOTAL LIABILITIES	1,424,722	657,089

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 1,000,000,000 shares authorized,
387,989,570 and 313,470,570 shares issued and outstanding	387,989	313,470
Additional paid in capital	19,194,409	18,549,836
Subscription receivable	-	(13,000)
Accumulated deficit	(18,069,514)	(17,000,035)
Accumulated other comprehensive income (loss)	(393,831)	(393,814)
Total stockholders' equity	1,119,053	1,456,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,543,775	$2,113,546

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(IN US $)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010

REVENUE	$454,172	$221,429	$221,935	$221,429

OPERATING EXPENSES
Wages, consulting and professional fees	1,210,285	116,895	818,692	68,895
Selling, general and administrative	310,366	802,551	144,984	759,273
Total operating expenses	1,520,651	919,446	963,676	828,168

NON-OPERATING INCOME (EXPENSE)
Interest expense	(3,000)	(12,883)	(1,500)	(11,899)
Total non-operating expenses	(3,000)	(12,883)	(1,500)	(11,899)

NET LOSS	$(1,069,479)	$(710,900)	$(743,241)	$(618,638)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	351,799,531	201,423,683	370,302,757	235,428,887

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Net loss	$(1,069,479)	$(710,900)	$(743,241)	$(618,638)
Currency translation adjustments	(17)	422,646	743	421,958

	$(1,069,496)	$(288,254)	$(742,498)	$(196,680)

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(IN US $)

	SIX MONTHS ENDED
	JUNE 30, 2011	JUNE 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,069,479)	$(710,900)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,649	9,223
Consulting fees - non cash stock compensation	421,345	70,500

Change in assets and liabilities
Decrease in accounts receivable	51,012	(81,595)
(Increase) decrease in prepaid expenses	(321,339)	(37,757)
Increase (decrease) in accounts payable and accrued expenses	188,563	(18,442)
Total adjustments	350,230	(58,071)
Net cash provided by (used in) operating activities	(719,249)	(768,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,581)	-
Deposit on equipment	(15,012)	-
Net cash provided by (used in) investing activities	(38,593)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and liability for shares to be issued	892,000	-
Proceeds from convertible promissory note	-	35,000
Advance from Intas	-	170,000
Proceeds from notes payable - related parties, net of repayments	(2,000)	25
Net cash provided by (used in) financing activities	890,000	205,025

Effect of exchange rate on cash flows	-	558,844

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132,158	(5,102)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	58,932	19,363

CASH AND CASH EQUIVALENTS - END OF PERIOD	$191,090	$14,261

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

Our subsidiary BPD had total revenues of $454,172 for the six months ended June 30, 2011, in line with expectations. BPD conducted its business development not only for its core business near San Diego but also toward development of the entire Viropro structure encompassing Molecular Biology, Purification and Development and Clinical production.

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

The Company has experienced significant losses from operations. The accumulated deficit of the Company as of June 30, 2011 is $18,069,514. As of April 1, 2010, the Company acquired Biologics Process Development, Inc., as a wholly-owned subsidiary. Income generated from this subsidiary is consolidated into the Company and as a result, the Company emerged from the development stage.

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

The following table shows pro-forma results for the six months ended June 30, 2011 and 2010 as if the acquisition had occurred on January 1, 2010. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and BPD for the six months ended June 30, 2010, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the BPD.

	Six Months Ended June 30,
	2011	2010
	Pro forma
	(in thousands)
Revenues	$454,172	$212,470
Net Income (Loss)	$(32,210)	$979

The revenue and net income of BPD included in the consolidated statement of operations for the six months ended June 30, 2011 were approximately $454,172 and ($32,210) respectively.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of June 30, 2011.

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

Depreciation expense for the six months ended June 30, 2011 and 2010 was $10,649 and $9,223 respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2011	2010

Net (loss)	$(1,069,479)	$(710,900)

Weighted-average common shares Outstanding (Basic)	351,799,531	201,423,683

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	1,550,000	-

Weighted-average common shares Outstanding (Diluted)	353,349,531	201,423,683

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Note 5: Property and Equipment

Equipment as of June 30, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated Useful Lives
	Years	June 30, 2011	December 31, 2010
Computer Equipment	3-5	$332,633	$316,052
Less : Accumulated Depreciation		262,063	258,414
Equipment, net		$70,570	$57,638

There was $10,649 and $0 charged to operations for depreciation expense for the six months ended June 30, 2011 and 2010, respectively.

Note 6: Income Taxes

As of June 30, 2011, the Company has a net operating loss carry forward of approximately $9,780,000.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2031.  Components of net deferred tax assets, including a valuation allowance, are as follows:

2011
Deferred tax assets:
Net operating loss carryforward	$3,325,200
Total deferred tax assets	3,325,200
Less: Valuation Allowance	(3,325,200)

Net Deferred Tax Assets	$-

The valuation allowance for deferred tax assets as of June 30, 2011 was approximately $3,325,200.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2011 and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2011:

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

On October 2007, the Company announced an expected $1.5 Million financing.  On December 21, 2007, the Company informed its Stockholders that the first tranche of $300,000 related to the $1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the Company raised only $70,000 from this first tranche of $300,000, and this $70,000 was outstanding as of December 31, 2010. In March 2011, an individual investor purchased a portion of these debentures for $32,500 and this amount was converted into 6,500,000 shares. $37,500 remains outstanding at June 30, 2011.

In early 2008, Viropro issued up to $1,300,000 of convertible debentures to 9188- 5400 Québec Inc. a private holding company.
From March 1, 2007 to March 1, 2009 investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures totaling $56,000 were settled with cash.
At the maturity date of the debentures, the Company offered to the owners to exchange the debentures for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to convert $603,000 of debentures, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totaling $25,000 were settled with $5,000 in cash.  At June 30, 2011 outstanding debentures of $30,000 relating to four debenture holders were still unpaid and are in default. The Company is involved in litigation regarding this outstanding total (See Note 12).

The total of the convertible debentures from all financings is $67,500 at June 30, 2011.

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

Note 9: Notes Payable – Related Parties

The Company consolidated a $60,000 note payable to Scott Brown who is our founder of BPD and is currently the Chief Science Officer of the Company.  The note is non-interest bearing and due on demand. The amount is included in current liabilities on the consolidated balance sheet at June 30, 2011.

The Company has also been advanced $13,556 (net of repayments of $2,000 in the six months ended June 30, 2011) from other officers of the Company, through June 30, 2011. The advance is also non-interest bearing and due on demand. This advance is included in current liabilities on the consolidated balance sheet at June 30, 2011.

Note 10: Stockholders’ Deficit

The issuances of common stock for the six months ended June 30, 2011 and year ended December 31, 2010 are as follows:

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
+
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

Currently, Viropro’s focus is primarily on generating contractual work and secondarily on research work.  Contractual work, which typically involves cloning, sequencing, purifying, developing, validating and producing biopharmaceutical products and sub-products, typically generates steadier streams of revenues and cash flow than research work.  This can reduce financial risk for companies who are also engaging in research and development by, among other things, providing the funding necessary to conduct R&D. Viropro typically generates the larger portion of its revenues from contractual work. For the quarter ended June 30, 2011, these revenues represented 100% of Viropro’s revenues.

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

Viropro's analysis of the US biotech market is summarized below from the perspective of opportunities for Indo-US Biotech companies.  The availability of highly skilled, but low-cost scientific manpower in India – a situation not too different from the niche carved out by Indian software companies-provides the following avenues:

·	The increasing trend towards Contract R&D by biopharmaceutical companies due to the ever-expanding cost of bringing biopharmaceuticals to the market.
·	A noticeable trend towards contract manufacturing (in US FDA-approved GMP facilities).
·	The production of off-patent biopharmaceuticals (a.k.a. Biosimilars / Biogenerics / Follow-on biologics-FOBs ).

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

Second quarter events

In April 2011, the Company initiated a private placement offering of restricted common shares at 0,01 for a maximum of 750,000. As the Company was not current at time of offering, shares offered were not eligible to regulation 144 through which they could have been registered and restriction lifted.

Use of proceeds from this funding effort was primarily targeted at the return to full disclosure status which meant payment of dues to Auditors, accountants and legal counsels. In April 2011, new accountants were appointed to handle the production of consolidated financial statements. In June 2011, management appointed Jones Day as legal counsels to the Company and part of their mandate was to ensure production of quality financial reports.

Dr Rajiv Datar was granted 17 million restricted shares for his appointment as President and CEO and for his ability to close the Spectrum agreement and the acquisition of Alpha Biologics.

Claude Gingras was awarded 4 million shares for unpaid salary and for performance.

During the second quarter, the Company also announced it was increasing the size of its San Diego facility for it is nearing full capacity. It is expected that the expansion will be completed in 2012.

Company also announced it will change name to better reflect its involvement in the biopharmaceutical industry. Change will happen with a change in status and by laws to be performed once shareholders approval is received.

Subsequent events

In October 2011, Cynthia Ekberg Tsai was appointed Chairman of the Board.

Results of Operations

Six months Ended June 30, 2011

Until June 30, Biologics Process Development has been Viropro’s only operating subsidiary and it’s only source of operating income.

Revenues and Operating Loss — Revenues were $454,172 for the first six months of 2011 compared to $221,429 for the same period in 2010. Revenues of 2010 only reflected BPD’s revenue for one quarter. Operating expenses increased as a result of the professional and consulting fees incurred as a result of the Company working towards fully reporting status. The Company incurred $1,520,651 in 2011 versus $919,446 in 2010.

Balance Sheet -  A liability for stock to be issued was recorded as shares from the private placement previously disclosed are not issued at time of their purchase but will rather be issued when the Company is current on its filing of financial statements.

Three Months Ended June 30, 2011

Revenues remained at same level as in 2010 for as mentioned, BPD is nearing full capacity. This is what triggered the decision to expand BPD’s facility.

Liquidity and Capital Resources — Material Changes In Financial Condition and Longevity

As of June 30, 2011, the Company had a working capital deficiency of $834,589 and $191,090 in cash. Starting in April 2011, Viropro initiated a private placement of $750,000. At this point, as the revenues are not sufficient to cover expenses, the only alternative for the company is to raise funds through equity issues.

We will require substantial additional funding in order to attain profitability; our facilities in California and the UK require expansion to be able to bid for more important service requests. We expect 3.9 million dollars will be required from April 2012 to upgrade the Malaysian operation to the cGMP certification; from there, the first client contracts will not immediately generate cash flow and continued cash deficiency is expected to continue until middle of 2013 requiring an additional 1.5 million dollars. We nevertheless believe we would have available cash to fund our operations at least through 2012 based on our current business and operational plans assuming new financings and collaborations are entered. Our capital requirements beyond that will depend on a number of factors, including cost of new technology and development programs and additional personnel costs. Further, these requirements may change at any time due to technological advances or competition from other companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our management, under the direction of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, and the identification of material weaknesses in internal control over financial reporting as described below, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

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

Item  4.  Submission of Matters to a Vote of Security-Holders.

None.

Item  5.  Other Information.

The disclosures set forth in Part II , Item 2 of this quarterly report are incorporated by reference under this Item 5.

Item  6.  Exhibits

Number	Title of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

 /s/ Rajiv Datar
Rajiv Datar, President & CEO

Dated:   February 16, 2012