Form 10-Q
period 2011-09-30
VIROPRO INC
filed 2012-08-07
CIK 703901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of September 30, 2011the number of the Company's shares of par value $.001 common stock outstanding was 915,089,570.

VIROPRO, INC.
FORM 10-Q
September 30, 2011

VIROPRO, INC.
FORM 10-Q
September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in such annual report.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(IN US$)

ASSETS

	September 30,	December 31,
	2011	2010
	(unaudited)

CURRENT ASSETS
Cash	$119,250	$58,932
Accounts receivable	82,702	103,904
Inventory	50,631	-
Prepaid expenses	38,437	10,000
Total current assets	291,020	172,836

Property and equipment,
net of accumulated depreciation	15,607,911	57,638
Total fixed assets	15,607,911	57,638

Security and other deposits	84,219	5,593
Loans Receivable	10,074	-
Goodwill	22,781,069	1,877,479
Total other assets	22,875,362	1,883,072

TOTAL ASSETS	$38,774,293	$2,113,546

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,345,197	$461,086
Convertible debentures	67,500	100,000
Notes payable	73,556	75,556
Liability for stock to be issued	675,700	20,447
Total current liabilities	3,161,953	657,089

LONG TERM LIABILITIES
Deferred Income	2,547,945	-
Notes Payable	11,908,187	-
Total long term liabilities	14,456,132	-

TOTAL LIABILITIES	17,618,085	657,089

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,000,000,000 shares authorized,
915,089,570 and 313,470,570 shares issued and outstanding	915,089	313,470
Additional paid in capital	39,730,309	18,549,836
Subscription receivable	-	(13,000)
Accumulated deficit	(19,116,775)	(17,000,035)
Accumulated other comprehensive income (loss)	(372,415)	(393,814)
Total stockholders' equity	21,156,208	1,456,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,774,293	$2,113,546

See notes to the consolidated financial statements.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(IN US$)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

REVENUE	$839,328	$397,280	$385,156	$175,851

OPERATING EXPENSES
Consulting fees	812,526	219,918	113,996	103,023
Selling, general and administrative	1,906,942	1,038,500	1,076,373	235,949
Total operating expenses	2,719,468	1,258,418	1,190,369	338,972

NON-OPERATING INCOME (EXPENSE)
Interest expense	(236,600)	(12,397)	(233,600)	486
Gain (loss) on legal settlement	-		-
Gain on return of shares for services not rendered	-		-
Gain (loss) on sale of assets	-		-
Gain on settlement for conversion of debenture	-		-
Total non-operating expenses	(236,600)	(12,397)	(233,600)	486

NET LOSS	$(2,116,740)	$(873,535)	$(1,038,813)	$(162,635)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,116,740)	$(873,535)	$(1,038,813)	$(162,635)
Foreign currency translation adjustment	21,399	(216,286)	20,920	(74)

COMPREHENSIVE INCOME (LOSS)	$(2,095,341)	$(1,089,821)	$(1,017,893)	(162,709)

EARNINGS (LOSS) PER SHARE
Weighted average shares outstanding -
basic and fully diluted	802,303,622	227,495,554	896,057,587	280,109,251

Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to the consolidated financial statements.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JULY 1, 2003 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(IN US$)

					Deficit			Accumulated
					Accumulated			Other
			Additional	Deferred	During the			Comprehensive
	COMMON STOCK		Paid-In	Stock	Development	Subscription	Accumulated	Income
	Shares	Amount	Capital	Compensation	Stage	Receivable	Deficit	(Loss)	Total

Balance - July 1, 2003	4,116,974	$4,117	$1,957,308	$-	$-	$-	$(1,971,555)	$-	$(10,130)

Shareholders direct payments for accounts payable	-	-	10,130	-	-	-	-	-	10,130
Net loss for the period ended November 30, 2003	-	-	-	-	(8,525)	-	-	-	(8,525)

Balance - November 30, 2003	4,116,974	4,117	1,967,438	-	(8,525)	-	(1,971,555)	-	(8,525)

Common shares issued for cash	250,000	250	49,750	-	-	-	-	-	50,000
Common stock subscriptions	-	-	1,190,140	-	-	-	-	-	1,190,140
Net loss for the year ended November 20, 2004	-	-	-	-	(1,159,543)	-	-	2,478	(1,157,065)

Balance - November 30, 2004	4,366,974	4,367	3,207,328	-	(1,168,068)	-	(1,971,555)	2,478	74,550

Issuance of shares subscribed for in 2004	3,834,500	3,834	(3,834)	-	-	-	-	-	-
Common shares issued for cash	1,415,630	1,416	289,230	-	-	-	-	-	290,646
Common shares issued for services	6,265,965	6,266	1,744,828	-	-	-	-	-	1,751,094
Common stock subcriptions - cash	-	-	297,500	-	-	-	-	-	297,500
Common stock subcriptions - services	-	-	60,000	(60,000)	-	-	-	-	-
Amortization of deferred compensation	-	-	-	15,000	-	-	-	-	15,000
Common stock subscriptions receivable	-	-	25,000	-	-	-	-	-	25,000
Net loss for the year ended November 30, 2005	-	-	-	-	(2,513,542)	-	-	(68,795)	(2,582,337)

Balance - November 30, 2005	15,883,069	15,883	5,620,052	(45,000)	(3,681,610)	-	(1,971,555)	(66,317)	(128,547)

Common shares issued for cash	4,000,997	4,001	701,587	-	-	-	-	-	705,588
Common shares issued for services	9,108,555	9,109	3,023,790	(503,625)	-	-	-	-	2,529,274
Common shares issued for patent	3,500,000	3,500	1,046,500	-	-	-	-	-	1,050,000
Amortization of deferred compensation	-	-	-	45,000	-	-	-	-	45,000
Record debenture financing and debt discount	-	-	713,429	-	-	-	-	-	713,429
Net loss for the year ended November 30, 2006	-	-	-	-	(4,435,376)	-	-	25,022	(4,410,354)

Balance - November 30, 2006	32,492,621	32,493	11,105,358	(503,625)	(8,116,986)	-	(1,971,555)	(41,295)	504,390

Common shares issued for cash	600,000	600	61,400	-	-	-	-	-	62,000
Common sharres issued for services	1,893,836	1,894	236,940	(238,834)	-	-	-	-	-
Common shares issued for converted debentures and interest	3,002,453	3,002	597,488	-	-	-	-	-	600,490
Amortization of deferred compensation	-	-	-	672,599	-	-	-	-	672,599
Record debenture financing and debt discount	-	-	600,848	-	-	-	-	-	600,848
Net loss for the year ended November 30, 2007	-	-	-	-	(2,654,604)	-	-	(56,937)	(2,711,541)

Balance - November 30, 2007	37,988,910	37,989	12,602,034	(69,860)	(10,771,590)	-	(1,971,555)	(98,232)	(271,214)

Common shares issued for settlement	3,725,000	3,725	39,200	-	-	-	-	-	42,925
Common stock cancelled	(3,727,750)	(3,728)	(209,009)	-	-	-	-	-	(212,737)
Common stock cancelled - Immuno Japan	(2,750,000)	(2,750)	2,750	-	-	-	-	-	-
Common shares issued for converted debentures and interest	150,000	150	29,850	-	-	-	-	-	30,000
Amortization of deferred compensation	-	-	-	69,860	-	-	-	-	69,860
Record debenture financing and debt discount	-	-	656,009	-	-	-	-	-	656,009
Net loss for the year ended November 30, 2008	-	-	-	-	(1,734,615)	-	-	(32,977)	(1,767,592)

Balamce - November 30, 2008	35,386,160	35,386	13,120,834	-	(12,506,205)	-	(1,971,555)	(131,209)	(1,452,749)

Common shares issued for settlement	13,700,000	13,700	212,800	-	-	-	-	-	226,500
Common stock cancelled	(991,632)	(992)	(252,335)	-	-	-	-	-	(253,327)
Common shares issued for cash	62,500,000	62,500	717,499	-	-	-	-	-	779,999
Common shares issued for converted debentures and interest	45,660,866	45,661	1,597,397	-	-	-	-	-	1,643,058
Common shares issued for payment of interest	3,616,900	3,617	107,696	-	-	-	-	-	111,313
Common shares issued for services	5,200,000	5,200	51,800	-	-	-	-	-	57,000
Net loss for the year ended November 30, 2009	-	-	-	-	(1,464,926)	-	-	(15,431)	(1,480,357)

Balance - November 30, 2009	165,072,294	165,072	15,555,691	-	(13,971,131)	-	(1,971,555)	(146,640)	(368,563)

Net loss for the transition period ended December 31, 2009	-	-	-	-	(47,200)	-	-	38	(47,162)

Balance - December 31, 2009	165,072,294	165,072	15,555,691	-	(14,018,331)	-	(1,971,555)	(146,602)	(415,725)

Common shares issued for cash	29,000,000	29,000	9,000	-	-	(13,000)	-	-	25,000
Common shares issued for services	18,200,000	18,200	104,800	-	-	-	-	-	123,000
Issue shares for purchase of subsidiary	97,750,000	97,750	2,834,750	-	-	-	-	-	2,932,500
Common shares issued for conversion of convertible note	3,448,276	3,448	31,552	-	-	-	-	-	35,000
Warrants issued in private placement	-	-	14,043	-	-	-	-	-	14,043
Emergence from development stage	-	-	-		14,018,331	-	(14,018,331)		-
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(1,010,149)	(247,212)	(1,257,361)

Balance - December 31, 2010	313,470,570	$313,470	$18,549,836	$-	$-	$(13,000)	$(17,000,035)	$(393,814)	$1,456,457

Common shares issued for cash	12,500,000	12,500	247,397						259,897
Common shares issued for services	57,819,000	57,819	432,076						489,895
Common shares issued for conversion of convertible note	6,500,000	6,500	26,000						32,500
Common shares removed by court order	(200,000)	(200)	-						(200)
Receipt of subscription receivable	-	-	-			13,000			13,000
Common shares issued for purchase of subsidiary	525,000,000	525,000	20,475,000						21,000,000
Net loss for the nine months ended September 30, 2011	-	-	-	-	-		(2,116,740)	21,399	(2,095,341)
									-
Balance - September 30, 2011	915,089,570	$915,089	$39,730,309	$-	$-	$-	$(19,116,775)	$(372,415)	$21,156,208

 See notes to the consolidated financial statements.

VIROPRO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(IN US$)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,369,760)	$(873,535)

Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation and amortization expense	38,292	18,381
Consulting fees - non cash stock compensation	489,895	145,165
Impairment of goodwill	19,026,157
Conversion of foreign accounting standards	905,743

Change in assets and liabilities
(Increase) decrease in accounts receivable	33,671	(71,356)
(Increase) decrease in inventory	3,157	-
(Increase) decrease in prepaid expenses	37,506	36,229
(Increase) decrease in security deposits	4,521	-
Increase (decrease) in accounts payable and accrued expenses	187,023	10,720
Increase (decrease) in deferred income	266,059	-
Total adjustments	20,992,024	139,139
Net cash (used in) operating activities	(377,736)	(734,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and liability for shares to be issued	917,876	-
(Repayment of) advances from notes payable	(501,702)	35,025
Net cash provided by (used in) financing activities	416,174	205,025

Effect of exchange rate on cash flows	21,880	529,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,318	503

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	58,932	19,363

CASH AND CASH EQUIVALENTS - END OF PERIOD	$119,250	$19,866

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

NONCASH FINANCING ACTIVITIES:
Conversion of convertible note into common stock	$-	$35,000

Acquisition of 100% of the stock of Alpha Biologics
Sdn Bhd. by issuance of $21,000,000 in Viropro's stock:
Assets Purchased	$18,870,535	$-
Liabilities Assumed	$(16,888,149)	$-
Goodwill	$19,017,614	$-

Conversion of convertible debentures into common stock	$32,500	$-

Liability for stock to be issued was concluded with the
issuance of the common stock	$16,957	$-

See notes to the consolidated financial statements.

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

VIROPRO, INC. (formerly known as Food Concepts, Inc.) (“Viropro” or the “Company”) was organized under the laws of the State of Nevada on June 16, 1982. On October 27, 1995, the Company reorganized and acquired Savon Coffee, Inc. as a wholly owned subsidiary. On January 1, 1996, the Company acquired Palm Beach Gourmet Coffee, Inc. as a wholly owned subsidiary. On June 30, 1998, the Company divested itself of its coffee operations and simultaneously acquired Insecta Sales and Research, Inc. as a wholly owned subsidiary. Viropro and its subsidiaries are collectively referred to in the consolidated financial statements as the “Company”. The principal business of the Company, which had been the wholesale distribution of various insecticides, ceased during the year ended June 30, 2003. Subsequent to June 30, 2003, the Company changed its year-end to November 30 and became a development stage company in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915  “Accounting and Reporting for Development Stage Enterprises”. The Company is currently developing a generic version of a biopharmaceutical drug. On April 1, 2010, with the acquisition of Biologics Process Development Inc. outside of San Diego, California (“BPD”), the Company emerged from the development stage and is now a biotech consulting and lab services enterprise. Effective July 1, 2011, Viropro acquired 100% ownership of the stock of Alpha Biologics Sdn Bhd. (“Alpha”). The purpose of the acquisition was to have the capacity to provide contractual research and manufacturing services to biotech and biopharmaceutical companies.

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

With the July 1, 2011 completion of our acquisition of Alpha Biologics Sdn Bhd, Springhill Bioventures Sdn Bhd (“Springhill”) of Malaysia became our controlling shareholder.

Our subsidiary BPD had total revenues of $703,668 for the nine months ended September 30, 2011. BPD conducted its business development not only for its core business near San Diego but also toward development of the entire Viropro structure encompassing Molecular Biology, Purification and Development and Clinical production.

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

The Company has experienced significant losses from operations. The accumulated deficit of the Company as of September 30, 2011 is $38,369,795. As of April 1, 2010, the Company acquired Biologics Process Development, Inc., as a wholly-owned subsidiary. Income generated from this subsidiary is consolidated into the Company and as a result, the Company emerged from the development stage. In July 2011, the Company completed the acquisition of Alpha Biologics Sdn Bhd of Penang, Malaysia. This operation will also require added funding to reach profitability.

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

Note 3: Goodwill

Effective July 1, 2011, Viropro acquired 100% ownership of the stock of Alpha Biologics Sdn Bhd. (“Alpha”). The purpose of the acquisition was to have the capacity to provide contractual research and manufacturing services to biotech and biopharmaceutical companies. Biotech and biopharmaceutical companies are in need of specialized installations, equipment, and skilled personnel. Alpha is positioned to provide these to Viropro.

The consideration for acquiring Alpha’s stock totaled $21,000,000 paid in shares of Viropro’s stock.  Certificates representing 525,000,000 shares of Viropro stock were issued to Springhill Bioventures Sdn Bhd, THG Capital Sdn Bhd and Michelle Leanne Edythe Peake.  Viropro acquired the assets and assumed the liabilities as noted below in consideration of the shares of common stock at a value of $21,000,000. Based on the fair values at the effective date of acquisition the purchase price was allocated as follows:

Assets Purchased
Cash	$67
Inventory	53,788
Deposits & Prepaids	153,914
Taxes receivable	7,645
Building	18,477,548
Office & Furniture	169,030
Goodwill	8,543

Liabilities Assumed
Loan	(9,513,709)
Trade & Other Creditors	(307,123)
Accrued Expenses	(1,073,539)
Deferred Income	(2,783,172)
Loan - Viropro Inc.	(316,426)
Loan - Michelle Leanne Edythe Peake	(43,910)
Loan – Springhill Bioventures Sdn Bhd	(2,850,270)

Net Assets Purchased	1,982,386

Goodwill	19,017,614

Purchase Price	$21,000,000

The goodwill will not be amortized but it will be tested annually for impairment. Goodwill in connection with this acquisition is stated at $19,017,614 in the books and records of Viropro and is tax deductible.  There is also Goodwill in the books of Alpha relating to their acquisition of a company in the United Kingdom. This goodwill is stated at $8,543. See note below in the section “Testing for the Impairment of Goodwill”.

The following table shows pro-forma results for the nine months ended September 30, 2011and 2010 as if the acquisition had occurred on January 1, 2011. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and Alpha for the nine months ended September 30, 2010, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the Alpha.

	Nine Months Ended September 30,
	2011	2010
	Pro forma
	(in thousands)
Revenues	$758,433	$397,280
Net Income (Loss)	$(21,369.761)	$(873,535)

The revenue and net income of Alpha included in the consolidated statement of operations for the three months ended September 30, 2011  were  $54,765 and$(589,325,319) respectively. The figures are nil for September 30, 2010 as the company was not part of Viropro.

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

Assets Purchased
Cash	$68,458
Accounts Receivable	67,096
Other Current Assets	39,586
Property and Equipment	82,875
Loans Receivable	989,975
Other Assets	5,593

Liabilities Assumed

Accounts Payable and Accrued Expenses	(125,057)
Notes Payable	(73,505)

Net Assets Purchased	1,055,021

Goodwill	1,877,479

Purchase Price	$2,932,500

The goodwill will not be amortized but it will be tested annually for impairment. Goodwill in connection with this acquisition is stated at $1,877,479 in the books and records of BPD and is tax deductible.

The following table shows pro-forma results for the nine months ended September 30, 2011and 2010 as if the acquisition had occurred on January 1, 2011. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and BPD for the nine months ended September 30, 2010, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the BPD.

	Nine Months Ended September 30,
	2011	2010
	Pro forma
	(in thousands)
Revenues	$893,328	$397,280
Net Income (Loss)	$(2,116,740)	$(873,535)

The revenue and net income of BPD included in the consolidated statement of operations for the nine months ended September 30, 2011 and September 30, 2010 were approximately $703,668 and $397,280 respectively.

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

CTM Biotech Ltd was acquired by Alpha Biologics Sdn. Bhd. (Alpha Malaysia) in January 2007, The acquired company was renamed Alpha Biologics Ltd (Alpha UK). At  June 2011 Alpha Malaysia was showing goodwill for this transaction of $8,543. Alpha UK has had cashflow shortfalls since December 2011. Unless funding is injected into the company urgently it cannot be considered a going concern. The goodwill has been tested for impairment and therefore has been fully impaired.

Alpha Malaysia was acquired by Viropro in July 2011. The Company requires funding to complete manufacturing certification and become fully operational. To date the extra funding has not been forthcoming. Without this funding Alpha Malaysia cannot be considered a going concern. The goodwill generated by the Alpha acquisition amounts to $19,017,614 and has been fully impaired in the three months ended September 30, 2011 following the Company’s acquisition of Alpha. The total goodwill impairment is $19,026,157.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. Dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the US Dollar but operations in Malaysia are recorded in Malaysian Ringgits,operations in Canada are recorder in Canadian Dollars and operations in the United Kingdom in Pounds Sterling. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has no allowance for doubtful accounts as of September 30, 2011.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized. For Alpha no income tax liability has been recognized because Alpha Malaysia has tax free status for a 10 year period from the start of commercial operations. Alpha UK also has no income tax liabilities as it has accumulated tax losses brought forward.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; office and computer equipment – 4 or 5 years, depending on the asset.

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

Depreciation expense for the nine months ended September 30, 2011and 2010 was $38,225   and $18,381 respectively.
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
 The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2011	2010

Net (loss)	$(21,369,760)	$(873,535)

Weighted-average common shares Outstanding (Basic)	522,240,130	227,495,554

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	1,550,000	-

Weighted-average common shares Outstanding (Diluted)	523,790,130	227,495,554

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Note 5: Property and Equipment

Equipment as of September 30, 2011(unaudited) and December 31, 2010 were as follows:

Estimated Useful Lives
	Years	September 30, 2011	December 31, 2010
Property and Equipment	3-5	$18,039,372	$316,052
Less : Accumulated Depreciation		279,122	258,414
Equipment, net		$17,760,250	$57,638

There was $38,225and $0 charged to operations for depreciation expense for the nine months ended September 30, 2011and 2010, respectively.

The Alpha property in Malaysia has liens to secure the following debts:

-	Bank Pembangunan Term Loan 1	RM 20,000,000
-	Bank Pembangunan Term Loan 2	RM 5,000,000
-	Penang Development Corporation Contract Funding	RM 18,425,797
RM 42,832,741

-	Loan from Springhill Bioventure Sdn Bhd	RM 8,575,000

Note 6: Income Taxes

As of September 30, 2011, the Company has a net operating loss carry forward of approximately $38,686,898.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2031.  Components of net deferred tax assets, including a valuation allowance, are as follows:

2011
Deferred tax assets:
Net operating loss carryforward	$13,153,545
Total deferred tax assets	13,153,545
Less: Valuation Allowance	(13,153,545)

Net Deferred Tax Assets	$-

The valuation allowance for deferred tax assets as of September 30, 2011was approximately $13,153,545.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2011and, accordingly, recorded the full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2011:

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

On October 2007, the Company announced an expected $1.5 Million financing.  On December 21, 2007, the Company informed its Stockholders that the first tranche of $300,000 related to the $1.5 Million financing was not closed due to unfavorable market conditions.  As of November 30, 2007, the Company raised only $70,000 from this first tranche of $300,000, and this $70,000 was outstanding as of December 31, 2010. In March 2011, an individual investor purchased a portion of these debentures for $32,500 and this amount was converted into 6,500,000 shares. $37,500 remains outstanding at September 30, 2011.

In early 2008, Viropro issued up to $1,300,000 of convertible debentures to 9188- 5400 Québec Inc. a private holding company. From March 1, 2007 to March 1, 2009 investors converted $630,490 in private debenture financing which included accumulated interest of $74,490 into 3,032,112 common shares.  In addition, debentures totaling $56,000 were settled with cash.

At the maturity date of the debentures, the Company offered to the owners to exchange the debentures for common shares instead of cash.  The Company has thus issued 13,661,600 common shares to convert $603,000 of debentures, cumulated interest of $43,424 and a premium valued at $36,656.  In addition, debentures totaling $25,000 were settled with $5,000 in cash.  At September 30, 2011outstanding debentures of $30,000 relating to four debenture holders were still unpaid and are in default. The Company is involved in litigation regarding this outstanding total (See Note 12).

The total of the convertible debentures from all financings is $67,500 at September 30, 2011.

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

Long Term Debt	$11,981,743

Current portion of notes payable	73,556

Total Long Term Debt	$11,908,187

Note 9: Notes Payable

Related Parties

The Company consolidated a $60,000 note payable to Scott Brown who is our founder of BPD and is currently the Chief Science Officer of the Company.  The note is interest bearing and due on demand. The amount is included in current liabilities on the consolidated balance sheet at September 30, 2011.

The Company has also been advanced $13,556 (net of repayments of $2,000 in the nine months ended September 30, 2011) from other officers of the Company, through September 30, 2011. The advance is also non-interest bearing and due on demand. This advance is included in current liabilities on the consolidated balance sheet at September 30, 2011.

Alpha Biologics Sdn. Bhd. had loans outstanding owed to Springhill Bioventures Sdn. Bhd. which were acquired by the company when Alpha was acquired. These loans amounted to $2,688,931 (RM 8,575,000) . Springhill Bioventures Sdn. Bhd. is a major shareholder in Viropro Inc.

Michelle Leanne Edythe Peake, the CEO of Alpha Biologics Sdn. Bhd. has lent the subsidiary company Alpha Biologics Ltd, $10,941 (UKL 7,132)

Banks

Alpha Biologics Sdn. Bhd. has a bank loan of $9,208,315 (RM 25.2 Million) from Bank Pembangunan Malaysia Bhd. The interest rate on this loan is 5% annually.

Note 10: Stockholders’ Deficit

The issuances of common stock for the nine months ended September 30, 2011and year ended December 31, 2010 are as follows:

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

On July 5, 2011, 100,000 restricted shares were issued to Bernard Twyford Raymond as payment for consultant services,

On July 11, 2011, as payment for the acquisition of Alpha Biologics Bhd Sdn, 340,097,124 restricted shares were issued to Springhill Bioventures Sdn Bhd, 183,844,211 restricted shares were issued to THG Capital Sdn Bhd and 1,058,665 restricted shares were issued to Michelle Leanne Peake.

On July 22, 2011, 1,000,000 restricted shares each were issued to both Cynthia Tsai and Andrew Boico as part of their consultancy agreement.

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

Note 12: Legal Proceedings

On July 13, 2009 HKDP, a supplier to Viropro initiated procedures claiming $37,991.95 for an unpaid bill. Management entered into discussions with the claiming party in January 2011 but no settlement has yet been reached.

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

In August 2011, IAS Equity was granted judgment by default in Court Procedure in the Supreme Court of the State of New York County of Nassau case no 600932/2011filed against Viropro Inc. for failure to pay full amount of a consultant agreement; an outstanding balance of $25,000 was left unpaid. Discussions between management and IAS’ representative are being held to resolve the matter.

Note 13: Subsequent Events
●	October 2011, 1,000,000 shares were issued to Cooper Global Communication under the Investors Relations Agreement.
●	On December 28, 2011, 9,000,000 shares were reserved for the Conversion of a Note issued to Magna Corp for funding.
●	On January 12, 2012, another note was issued to Magna Corp and another reserve of 9,000,000 shares was created for same reasons

●	On January 23, 2012, reserve for note issued in January was increased by 2,000,000 shares.
●	On February 7, 2012, 9,000,000 shares were issued to 9188-5400 QC as part of its consultancy agreement.
●	On February 10, 2012, 750,000 were issued to 9188-5400 QC Inc. for a private placement performed in 2011.
●	On March 15, 2012, 7,500,000 shares were issued to Serge Beausoleil for a private placement performed in 2011.
●	On March 15, 2012, 350,000 shares were issued to KSC trading as payment of referral fees
●	On March 28,2012 a reserve of 14,000,000 shares was created to allow conversion of a note issued to Magna Corp.

In June 2012, a form 13-D was filed on behalf of the majority shareholder requesting the voluntary resignation of Dr Rajiv Datar as CEO of Viropro.

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

Overview

VIROPRO, INC. (“Viropro” or the “Company”) conducts operations through its subsidiaries, Viropro International Inc. (“VPRI”),  Biologics Process Development Inc. of San Diego, California (”BPD”),  Alpha Biologics Ltd. of Cambridge, UK and Alpha Biologics Sdn. Bhd. of Penang, Malaysia.  Viropro specializes in the development and manufacturing of biopharmaceutical drugs and offers services to a wide array of pharmaceutical and biotechnology companies.  Additionally, it engages in the transfer of its core and proprietary technologies for industrial production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis or multiple sclerosis.  Viropro’s mission is to develop and produce superior biopharmaceuticals efficiently and economically.  The Company’s principal objective is to provide contractual research and manufacturing services to biotech and biopharmaceutical companies in global markets and, more particularly, to provide high-yield development and GMP manufacturing services.   Biotech and biopharma are cutting edge industries calling for highly specialized installations and equipment as well as highly skilled and highly educated personnel. Viropro owns and/or has access to such specialized resources.  Additionally, Viropro owns three (3) clones:  two (2) in insulin therapy and one (1) for cancer therapy. Currently, Viropro draws most of its revenues from custom services provided to the biotech and biopharma industries on a cost plus percentage basis. This percentage varies according to the type of services rendered.

Viropro enjoys close working relations with some of the leading biotech research institutes in North America, one of which is the Biotech Research Institute (“BRI”) in Montreal, Canada, a constituent of the National Research Council of Canada.  Viropro has licensed from BRI a high-efficiency expression system platform for antibody production which will be the foundation for developing its “clone-to-clinic” business.

In July 2011, Springhill Bioventures Bhg Sdn and THG Capital Bhd Snd jointly received 525,000,000 shares to acquire Alpha Biologics Bhd Sdn of Penang Malaysia in a transaction valued at $21,000,000. Springhill and THG both now are controlling shareholders and jointly have a majority of the shares of Viropro.

Viropro’s strategic plan, which implementation started in 2009 is to develop into a premier Biotechnology Contract Research and Manufacturing Services company within 5 years.  The intention is to have our operating subsidiaries provide key services using modern biotechnology principles in the area of biologics process development and cGMP-based biologics contract manufacturing.   It also includes the addition of other analytic capabilities via acquisition of a protein sequencing and analytics lab, geographic expansion of GMP manufacturing operations (CRAMS) into India, Southeast Asia, and South America and the continuation of building strategic alliances within the pharma industry.

Since April 2008, cloning and sequencing operations have been subcontracted to Innium Technologies, Inc., located in Montreal, Canada with Viropro holding the exclusive rights to the research.  Innium Technologies, an independent private company, bears the infrastructure and personnel costs leaving Viropro with minimal fixed costs and liabilities.

Currently, Viropro’s primary focus is generating contract work and, secondarily, research work.  Contracwork, which typically involves cloning, sequencing, purifying, developing, validating and producing biopharmaceutical products and sub-products, typically generates steadier streams of revenues and cash flow than research work.  This can reduce financial risk for companies that are also engaging in research and development by, among other things, providing steady cash flow to support R&D activities contemporaneously with contract work. Viropro typically generates the larger portion of its revenues from contract work.

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

●	The biotech/biopharma industry is typically noncyclical, which tends to shelter the industry from economic downturns.

●
Biotech has produced real results, with an increasing number of products coming to market.  Based upon the number of biotech drugs currently in the U.S’s. FDA approval pipeline, it can be said that the biotech industry has reached critical mass.

Viropro's analysis of the U.S. biotech market is summarized below from the perspective of opportunities for Indo-U.S. biotech companies.  The availability of highly skilled, but low-cost, scientific manpower in India – a situation not too different from the niche carved out by Indian software companies - provides the following opportunities:

●	The increasing trend towards Contract R&D by biopharmaceutical companies due to the ever-expanding cost of bringing biopharmaceuticals to the market.
●	A noticeable trend towards contract manufacturing (in U.S. FDA-approved GMP facilities).
●	The production of off-patent biopharmaceuticals (a.k.a. Biosimilars / Biogenerics / Follow-on biologics [FOBs] ).

The worldwide biopharmaceutical market was estimated at over $50 billion in 2004 (Biopharma). Biopharmaceuticals are a growing field. The rate of new products being approved has increased steadily, more than doubling from the 1990s through 2005 (Bioplan 2006 and Nature 2004). A series of key products developed in the 1980s and 1990s with sales exceeding $30 billion are predicted to remain the dominant revenue generators over the coming years (Nature Biotech., 2004). All of Viropro’s targeted biogenerics are among these key products.

Technology and Strategic Alliances

Viropro now holds a versatile technology platform with an exclusive license portfolio. This is a result of strong partnerships with BRI through an agreement that includes the use of a proprietary promoter that significantly enhances the yield of recombinant proteins.

Viropro's platform technology allows it to develop manufacturing processes for common biotech products that are already off patent or for which patent expiration is imminent. The platform also allows the Company to contracts with biotechnology and biopharmaceutical manufacturing companies for product development and also develop or co-develop new products with partnering companies.

We believe our strength is in our technological platform, i.e., the intellectual property, know-how and rights that allow us to quickly develop high quality biopharmaceutical manufacturing processes at low cost.  We believe our technological platform will allow us to develop more efficient manufacturing processes than those of our competitors who most often use technologies dating to the 1980s and 1990s.  Additionally, Viropro’s leadership team has a strong international network of contacts, which enables Viropro to acquire and out-license technologies and further the development goals of the Company.

In order to strengthen and expand Viropro's manufacturing and development capabilities, a partnership agreement was signed in 2007 with BRI for scale-up of process development. This agreement allows the Company to benefit from BRI's proven expertise in recombinant protein process development and scale-up. With this agreement, the Company has an advantageous R&D leverage that minimizes its R&D expenditure and allows for a greater focus on development of novel products such as monoclonal antibodies. Viropro’s productive collaboration with BRI  allows the Company to benefit from the advantages of BRI’s infrastructure and expertise, its highly specialized equipment for applied biotech, and its network of skilled scientists and technicians to complement Viropro’s own.  On October 26, 2006, Viropro signed a second agreement with BRI for the use of powerful inducible expression systems developed and patented by BRI.  Viropro anticipates signing new license agreements with BRI in the near future for the production of other therapeutic human proteins including cytokines and monoclonal antibodies.

A Memorandum of Understanding, or MOU, was signed on April 26, 2007 with Intas for the production of an undisclosed high value therapeutic product. Under the terms of the MOU, Intas would pay Viropro a licensing fee for the development and technological transfer of the manufacturing process, and Viropro would receive royalties based on net sales.  On September 21, 2007, the Final Collaborative Research, Development and License Agreement relating to the Intas MOU was signed.  Development of the product is now being conducted by Intas.  A start date for production and marketing has not yet been determined.. .

In December 2008, BPD purchased a majority stake in Viropro in a $1 Million (U.S.) private placement.  In the course of the 2009 fiscal year, Intas, BPD and the Company sought to make VIROPRO, INC. a holding company with VPRI and BPD as operating subsidiaries. Thus the prior transaction giving control to BPD was rescinded and all shares previously issued to BPD were issued to Intas, making Intas the direct controlling shareholder of VIROPRO, Inc. and making BPD a wholly-owned subsidiary of VIROPRO, INC.

Additional Industry Data

The size of the pharmaceutical industry was estimated at approximately $820 billion in 2009 according to the U.S. National Association of Pharmaceutical Representatives (NAPRx) .  Of this, biopharmaceutical products made up about $100 billion as of the end of 2009 (Source: Hospira).  The biopharmaceutical segment is one of the fastest growing segments and is commonly said to be the future of the pharmaceutical industry.

Leading Biological Products 2009
Brand	Generic	Company	2009 Sales in Millions	2008 Sales in Millions
Enbrel	Etanercept	Amgen / Wyeth	$6,580	$6,490
Remicade	Infliximab	Centocor / Schering Plough	$5,934	$5,335
Avastin	Bevacizumab	Genenetech / Roche	$5,777	$4,484
Rituxan / MabThera	Rituximab	Genenetech / Roche /Biogen-IDEC	$5,653	$5,099
Humira Pen	Adalimumab	Abbott / Eisai	$5,488	$4,521
Epogen / Procrit / ESPO	Epoetin Alpha	Amgen / Ortho / Janssen-Cilag / Kyowa Hakko	$5,033	$5,123
Herceptin	Trastuzumab	Genentech / Roche / Chugai	$4,890	$4,384
Lantus	Insulin glargine	Sanofi-Aventis	$4,185	$3,130
Neulasta	Pegfilgrastim	Amgen	$3,355	$3,318
Aranesp	Darbopoetin	Amgen / Kyowa Hakko	$2,871	$3,334
			$49,766	$45,218

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

Viropro’s goals and objectives are as follows:

●	To develop and out-license manufacturing processes for biogenerics already in the public domain as soon as patent protection expires for various biopharmaceuticals;

●	To develop new biopharmaceutical products with various partners (contingent upontotal development cost coverage);

●	In the short term, to obtain recurring revenue;

●	To obtain 15 contracts for product development in Viropro’s Clone-to-Clinic vertical by 2015;

Viropro is focused on the development and transfer of “in-licensing” leading technological processes for the manufacture of high quality biopharmaceuticals. Consistent with Viropro’s 2005 Strategic Plan, the business strategy continues to be targeting emerging, unserved markets with high potential by transferring technologies and know-how to pharmaceutical partners in those markets worldwide with a particular focus upon Asia (primarily India) and South America..

Administrative Overhead

The Company plans to maintain low administrative and overhead costs to ensure that funds are available for development activities and to produce maximum value for its shareholders. Research and Development work will be subcontracted to BRI which, in turn, is expected to subcontract to university laboratories for experimental studies or to specialized companies for GMP manufacturing, toxicology and clinical studies. By forming the optimal research and development work relationship between VPRI and BPD, Viropro seeks to minimize capital expenditures, generate results quickly and with a high degree of confidence in those results.

Development

All the research and development procedures, from the build-up of biological systems to large-scale industrial production  are done in close collaboration with key partners with whom Viropro has established strategic alliances:

•
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

•	An agreement similar to the Intas Agreement was signed by the Company with Spectrum Pharmaceuticals of Irvine, California in January 2011.

•
Other negotiations are ongoing with companies specializing in providing clients and partners with industrially adapted biological material as well as offering high level scientific consulting services for the optimization of specific steps in the development of bioprocesses.

Viropro believes that there is a great opportunity for growth by locating facilities in emerging markets to gain market share by being “on the ground”; local knowledge and access to market in specific geographic areas will represent a considerable strategic advantage. Viropro has identified certain products that it believes are capable of generating short to medium-term profits and, whilewell-proven to do so in developed markets, there has not been large-scale manufacturing in in emerging markets, where there is an important and growing demand, and significant potential for Viropro.

Competition

Viropro’s management team has chosen to actively engage in the biotechnology emergent sector by entering into geographic markets not serviced by large multinational pharmaceutical companies. By sourcing partners in target countries where Viropro has identified market potential, the Company can have an active presence and thorough knowledge of these markets, particularly potential customers, suppliers, investors and government regulatory agencies.

Third quarter events

The Alpha Acquisition

As previously reported, in February 2011, Viropro acquired Alpha Biologics Sdn. Bhd. Located in Penang, Malaysia in an all-stock transaction.  Acquisition was paid through issuance of 525,000,000 shares valued at US$0.04 each, representing a total value of US$21 million.  The offer and sale of the shares was made to a non-US person pursuant to Rule 903(b) (3).

Alpha Biologics is a GMP bio-manufacturing company with a state-of-the-art advanced GMP mammalian cell clinical production facility located in the Penang Science Park. FDA design-reviewed,  built and validated by industry experts in Europe, this  5,000m2 plant is ideally designed for the manufacture of biologics drugs (including bio-similars) for pre-clinical and Phase I, II and III clinical trials.  Alpha Biologics provides its clients with supplies of mammalian cell proteins, such as monoclonal antibodies or recombinant proteins, or other cell-derived products.

Alpha Biologics’ world-class facility is now completed and ready for its GMP certification.   Over the next few months, the plant will undergo due diligence to obtain its certification under the Pharmaceutical Inspection Cooperation Scheme (PIC/s), which is a global harmonization program for Good Manufacturing Practices (GMP) with 39 member countries and agencies, including the U.S. FDA.  EMEA accreditation will follow thereafter. This requires funding as outlined below (See “Liquidity and Capital Resources - Material Changes in Financial Condition and Longevity”).

Because most, if not all, of Viropro’s major contract manufacturing competitors are located in the US and Europe, and costs associated with those facilities, due to their locations and size, are much higher than the costs associated with Alpha, Alpha will be able to compete aggressively on pricing while still achieving the gross and net margins required.  However, Alpha requires funding for working capital to prepare for its GMP accreditation and commercialization of its products. Alpha will ensure the highest standards of production and regulatory compliance.

Subsequent events

In October 2011, Cynthia Ekberg Tsai was appointed Chairman of the Board.

In March 2012, the Board of Directors created two Committees: Audit and Compensation. Audit Committee is chaired by Emilio Binavince with Cynthia Tsai as member, and the Compensation Committee is chaired by Cynthia Tsai with Emilio Binavince as member.

In April 2012, the Cambridge UK operation was shut down for an undetermined time period as it continued to accumulate deficits.

In May 2012, The Malaysian Employee Providence Fund filed a lawsuit against Alpha Biologics Bhd Sdn for non payment of employee benefits. Court procedures are set for July 5, 2012.

In June 2012, a form 13-D was filed on behalf of the majority shareholder requesting the voluntary resignation of Dr Rajiv Datar as CEO of Viropro.

Results of Operations

Nine months Ended September 30, 2011and 2010

Revenues and Operating Loss — Revenues were $758,433 for the first nine months of 2011 compared to $397,280 for the same period in 2010. $703,668 came from BPD (83.8%) while the rest came from Alpha. Both BPD and Alpha’s results are in line with expectations. The Malaysian operation will generate revenues once clinical trials can be performed there which is contingent upon the plant being fully upgraded and receiving Certification under the Pharmaceutical Inspection Cooperation Scheme (PIC/s).

Operating expenses increased 94 % as a result of the consolidation from $1,258,418 to 2,445,046; however, SG&A expenses grew only 57% reflecting lower cost of operation in Malaysia. Consulting fees grew to $812,526 from $219,918 reflecting cost of producing all missing financial statements.

Net Loss totals before the write-off of Goodwill were $1,923,213 compared to $873,535 in 2010. Interest expenses of $232,100 at Alpha Biologics increased the total non-operating expenses to $236,600 compared $12,397 in 2010

Three Months Ended September 30, 2011and 2010

This is the first quarter in which Alpha Biologics Bhd Sdn’s numbers are being consolidated into Viropro’s accounting.

Revenues rose to $304,261 up from $175,851 for the same period last year. Alpha contributed $54,765 to this increase while the remainder, $73,645, is attributable to BPD. Consulting fees for the nine month to 30 September 2011 were $812,526. This compares to $219,918 for the nine months to 30 September 2010. .(
Liquidity and Capital Resources — Material Changes In Financial Condition and Longevity

As of September 30, 2011, the Company had a working capital deficiency of $2,870,933 and $119,250 in cash. Starting in April 2011, Viropro initiated a private placement of $750,000. At this point, as revenues are not sufficient to cover expenses, one viable alternative is for the Company to raise funds through equity issues.

The Company will require substantial additional funding in order to attain profitability.  Its facilities in California and the UK require expansion to be able to bid for more important and larger service requests. Further, Viropro expects $3.9 million dollars will be required in April 2012 to upgrade the Malaysian operation to the cGMP certification, and  because the first client contracts with Alpha will not immediately generate cash flow, it is anticipated that there will be a continued cash deficiency until the middle of 2013 requiring an additional $1.5 million dollars to close the gap. However, the Company believes it will have available cash to fund operations at least through 2012 based on current business and operational plans  -- assuming new financings and collaborations are entered. Its capital requirements beyond that will depend on a number of factors including cost of new technology and development programs and additional personnel costs. Further, these requirements may change at any time due to technological advances or competition from other companies.

The Company will continue to explore and consider new opportunities for funding its operations and activities through business partnerships supported by its knowledge, human resources and intellectual property. Other funding sources may include proceeds from the sale of equity securities and possibly loans from financial institutions. The Company cannot assure that adequate funding will be available or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in having to curtail the services we offer.

The Company expects to continue to incur substantial losses through at least the next two years and may incur losses in subsequent periods. The amount and timing of its future losses are highly uncertain. Its ability to achieve and thereafter sustain profitability will be dependent upon, among other things, increasing cash flow from service agreements, generating economies of scale from central purchasing procedures, a general increase in business undertakings from increased exposure of both its streamlined services and work synergy. Viropro believes this synergy can be generated by constant exchange of information on work procedures among its operating subsidiaries.

Plan of Operations

As indicated above, the Company will focus on the development and transfer of “in-licensing” leading technological processes for the manufacturing of high quality biopharmaceutical products. Viropro focuses on one main line of therapeutic proteins, monoclonal antibodies such as Anti-CD20.

At the same time, the Company will be implementing its new business model that calls for Contractual Research and Manufacturing Services offered through complementary subsidiaries.  The anticipated typical scenario would be that microbiology would be performed at the Montreal facility, and  then development would take place at either the Cambridge or San Diego facilities before going into clinical production in Malaysia.  All research and development procedures will be done in collaboration with the partners with whom Viropro has established its strategic alliances. Priority will be given to further development of these alliances, establishing the optimal product line, methods of manufacturing, distribution, and signing joint venture agreements in the markets we are targeting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management, under the direction of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, and the identification of material weaknesses in internal control over financial reporting as described below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were insufficient as of September 30, 2011.

Internal Control over Financial Reporting

Viropro recognizes that its internal controls over financial reporting are meant to provide reasonable assurance regarding the reliability of its financial reporting, and the preparation of the consolidated financial statements for external purposes should be done in accordance with generally accepted accounting principles as defined in the Securities Exchange Act.

Because of its inherent limitations, internal controls over financial reporting may not entirely prevent or detect misstatements and, even when determined to be adequate, they can only provide reasonable assurance with respect to accurate financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future reporting periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The Company acquired Biologics Process Development, Inc. (“BPD”) in April 2010. Thereafter, the Company’s management began to integrate BPD into the Company and improve an expand its internal controls structure, policies and procedures.  Prior to its acquisition of BPD, BPD operated on a cash basis of accounting rather than an accrual basis.  Following the acquisition, Viropro hired an external accountant specifically to assist with t moving BPD to accrual basis accounting. Since December 31, 2010, the Company has implemented a number of other changes in internal controls over financial reporting, as described in the next paragraph, to remediate material weaknesses.  Management believes that its internal controls over financial reporting has improved.

Changes in Internal Control Over Financial Reporting

There were a number of changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting due to the BPD acquisition and the material weaknesses described above.  As explained above, prior to the acquisition, BPD used cash basis accounting, and Viropro undertook to changing BPD to accrual basis accounting. Additionally, since the acquisition of BPD was consummated in April 2010, the Company has made changes to the internal control procedures of BPD to strengthen such controls.  For example,  during 2011 the Company (i)  hired an external accounting firm from San Diego to handle accounting data coming from BPD, (ii) hired a U.S. CPA firm in Long Island, New York to collect and assemble accounting information coming from Viropro and each of its operating subsidiaries (iii) increased the oversight provided by Viropro’s executives over BPD’s operations and financial activities and (iv) instituted procedures to more accurately identify direct costs incurred for each subsidiary’s contracts.

Also, following the acquisition of Alpha Biologics Sdn Bhd, other changes were implemented during the 3rd quarter of 2011. These changes addressed the transfer of information from Alpha’s Malaysian and UK operations to Viropro Inc., access to banking information and general ledger entries, all such information is now supervised directly by the CFO, before being submitted to the external CPA firm to prepare the quarterly statements and to its external auditor for quarterly review.

In addition, the Company is planning to hire another full time employee to further strengthen these functions, which will assist in the process of implementing additional effective internal controls over processes at the corporate level as well as in each subsidiary.

PART II - OTHER  INFORMATION

Item  1.  Legal Proceedings.

On June 21, 2009 a $5,000 Securecap convertible debenture holder initiated procedures against the Company to recover capital due at maturity. Management of the Company had offered to the holder, as it had done with all Securecap Convertible Debenture holders, to convert its debenture into common shares at a lower price than the initially set price. The claim was filed in the Small Claims Court of Montreal, District of Longueuil, Province of Quebec, Canada under file no 505-32-025648-099. Company has entered into agreement with plaintiff for a settlement by issuance of 166,667 shares. However these shares have not yet been issued.

On July 13, 2009 HKDP, a supplier of Public Relations Services to Viropro, filed a lawsuit claiming $37,991.95 for an unpaid bill. Management had contested the claim and requested a Stay of Execution. In January 2011, management had resumed discussions to enter into a settlement but the claiming party never produced any settlement request.

In August 2011, IAS Equity was granted judgment by default in a NY Court Procedure filed against Viropro, Inc. for non payment of  an outstanding balance of $25,000 with respect to its Consulting Agreement with Viropro. . Discussions between management and IAS’ representative are being held to resolve the matter.
In April 2012, the Cambridge UK operation was shut down for an undetermined time period as it continued to accumulate deficits.

In May 2012, The Malaysian Employee Providence Fund filed a lawsuit against Alpha Biologics Bhd Sdn for non payment of employee benefits. Court procedures are set for July 5, 2012.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2011, 100,000 restricted shares were issued to Bernard Twyford Raymond as payment for consultant services,

On July 11, 2011, as payment for the acquisition of Alpha Biologics Bhd Sdn, 340,097,124 restricted shares were issued to Springhill Bioventures Sdn. Bhd., 183,844,211 restricted shares were issued to THG Capital Sdn. Bhd., and 1,058,665 restricted shares were issued to Michelle Leanne Peake.

On July 22, 2011, 1,000,000 restricted shares each were issued to both Cynthia Tsai and Andrew Boico as part of their consultancy agreement.

Item 3.  Defaults Upon Senior Securities.

The convertible debenture issued on March 1, 2007 came to maturity on March 1, 2009. Whereas all but $30,000 of this debenture was converted, this amount remains outstanding and is payable to the holders (see Note 7 of the Financial Statements).

Item  4.  Submission of Matters to a Vote of Security-Holders.

None.

Item  5.  Other Information.

The disclosures set forth in Part II , Item 2 of this quarterly report are incorporated by reference under this Item 5.

Item  6.  Exhibits

Number	Title of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

*  The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

VIROPRO, INC.

 /s/ Rajiv Datar
Rajiv Datar, President  & CEO

Dated:   June 30, 2012